Form 10-K/A
period 1994-12-31
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1995-04-19
CIK 815032

                  Securities And Exchange Commission
                        Washington, D.C. 20549

                            FORM 10-K/A #1

                     AMENDMENT NO. 1 TO FORM 10-K

/X/   Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d)
                of The Securities Exchange Act of 1934

              For the fiscal year ended December 31, 1994

                    Commission file number 0-15945


           Transition Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

                  Central and Southern Holding Company
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Georgia                          58-1413533
        -------------------------------      ----------------
        (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)     Identification No.)

        P.O. Drawer 748, Milledgeville, GA        31061
        -------------------------------------------------
          (Address of principal executive       (Zip Code)
                     offices)

Registrant's telephone number, including area code: (912) 452-5541

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $1.00 par value
                     ------------------------------
                           (Title of class)

                    ITEM 14 OF THE FORM 10-K OF THE
                REGISTRANT AS FILED WITH THE COMMISSION
                 ON MARCH 20, 1995 IS DELETED AND THE
                 FOLLOWING IS INSERTED IN LIEU THEREOF:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

     (a) The following documents are incorporated herein by reference in Item 8 to this Report:

     1.   Consolidated Financial Statements of Central and Southern
          Holding Company:

          Report of Independent Certified Public Accountants;

          Consolidated Balance Sheets as of December 31, 1994 and
          1993;

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992;

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992;

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992;

          Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993 and 1992.

     2.   Financial Statement Schedules:

          No Financial Statement Schedules are required to be filed as part of this Annual Report.

     3.   Exhibits:

          The exhibits filed as a part of this Registration Statement are as follows:


Exhibit No.              Description of Exhibit
- -----------              ----------------------

3.1 and 4.1    Articles of Incorporation of Central and Southern
               Holding Company, as amended (included as Exhibit 3.1 and 4.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2    By-Laws of Central and Southern Holding Company, as
               amended (included as Exhibit 3.2 to the Registrant's annual report on Form 10-K for the year ended December
               31, 1990, previously filed with the Commission and incorporated herein by reference).

10.1 Purchase and Assumption Agreement by and between Central and Southern Bank of Georgia and Bankers First Savings Bank, FSB dated April 14, 1994.

10.2 Central and Southern Holding Company Key Employee Stock Option Plan, dated August 19, 1993 (included as Exhibit 4(a) to Amendment No. 1 to the Registrant's Form S-8, Commission File No. 33-82518, previously filed with the Commission and incorporated herein by reference).*

10.3 Letter Agreement relating to Tren Watson's employment, dated April 2, 1993 (included as Exhibit 10.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).*

10.4           Agreement, dated August 31, 1993 by and between Robert C.
               Oliver and Central and Southern Holding Company (included as
               Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).*

10.5 Loan Agreement between The Citizens and Southern National Bank and Central and Southern Holding Company dated August 27, 1991 in the principal amount of $500,000, and related promissory note (included as Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

10.6 First Amendment to Loan Agreement, dated February 1, 1993, between Central and Southern Holding Company and NationsBank of Georgia, N.A. (formerly known as The Citizens & Southern National Bank), and related promissory note (included as
               Exhibit 10.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992, previously filed with the Commission and incorporated herein by reference).

13 Central and Southern Holding Company Annual Report to Shareholders for the fiscal year ended December 31, 1994. With the exception of information expressly incorporated herein, the 1994 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K.

21 List of Subsidiaries of Central and Southern Holding Company (included as Exhibit 22 to the Registrant's annual report on Form 10-K for the year ended December 31, 1989, previously filed with the Commission and incorporated herein by reference).

23 Consent of Evans, Porter, Bryan & Co., Independent Certified Public Accountants.

99 Draft of Proxy Statement dated March 17, 1995 relating to the 1995 Annual Meeting of Shareholders.

_____________________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) The Registrant filed no current reports on Form 8-K during the fourth quarter of the 1994 fiscal year.

                              SIGNATURES


       Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934 and Rule 12b-15 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CENTRAL AND SOUTHERN HOLDING COMPANY


Date: April 17, 1995.                   By:    /s/ Michael Ricketson
                                           -------------------------
                                           Michael Ricketson
                                           Chief Accounting Officer

                             Exhibit Index
                             -------------

Exhibit No.         Description of Exhibit
- -----------         ----------------------
23                 Consent of Evans, Porter,
                   Bryan & Co., Independent
                   Certified Public Accountants