Form 10-Q
period 1995-03-31
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1995-05-08
CIK 815032

FORM 10 Q
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                         Commission file number 0-15945

                        CENTRAL AND SOUTHERN HOLDING COMPANY
                       -------------------------------------
                (Exact name of registrant as specified in its charter)


     Georgia                                         58-1413533
     -------                                         ----------
(State or other jurisdiction of                     (IRS employer
incorporation or organization)                   identification no.)


     150 West Greene St.
     Milledgeville, Georgia                                  31061
     ----------------------                                  -----
(address of principal executive offices)                  (zip code)

              Registrants telephone number, including area code 912-452-5541
                                                                ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X           No
                                    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                Outstanding at April 4, 1995
- -------------------------                    ----------------------------
Common stock, $1 par value                            3,777,017

                 CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                                    FORM 10-Q

                                 TABLE OF CONTENTS



Part I.                                                             Page

Item 1.  Consolidated condensed financial statements............      3
Item 2.  Management s discussion and analysis of financial
         condition and results of operations....................      7

Part II.

Item 1.  Legal proceedings......................................     12
Item 2.  Changes in securities..................................     12
Item 3.  Defaults upon senior securities........................     12
Item 4.  Submission of matters to a vote of security holders....     12
Item 5.  Other information......................................     12
Item 6.  Exhibits and reports on Form 8-K.......................     12


           CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            (unaudited)
ASSETS                                                                    MARCH 31, 1995      DECEMBER 31, 1994
                                                                                (dollar amounts in thousands)

     Cash and due from banks................................                  $   6,630          $  7,033
     Federal funds sold.....................................                     14,075            15,069
     Interest-bearing deposits with other banks.............                      1,000              ---
     Securities available for sale approximate
      amortized cost of  $32,180 and $37,528 at
       March 31,  1995 and December 31, 1994................                     31,559            35,670
     Securities held to maturity approximate market
        value of $36,426 and $34,779 at March 31,
        1995 and December 31, 1994..........................                     37,017             35,592

     Loans..................................................                    108,584            109,208
     Less: Unearned income..................................                     (1,040)            (1,478)
           Allowance for loan losses........................                     (4,256)            (4,313)
                                                                              ---------            -------
           Net loans........................................                    103,288            103,417

     Premises and equipment.................................                      2,574              2,601
     Other assets...........................................                      4,009              4,615
                                                                              ---------            -------
          Total assets                                                         $200,152           $203,997
                                                                              =========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

     Deposits:
          Noninterest-bearing................................                 $ 15,620            $ 16,742
          Interest-bearing...................................                  160,148             159,940
                                                                              --------            --------
               Total deposits................................                  175,768             176,682
     Repurchase agreements...................................                    2,765               6,715
     Other liabilities.......................................                      846               1,116
                                                                              --------            --------
          Total liabilities..................................                  179,379             184,513
                                                                              --------            --------
Shareholders' Equity:
     Preferred stock, 2,000,000 shares authorized, none issued                  ---                  ---
     Common stock, $1 par value; authorized
          10,000,000 shares; issued and outstanding
           3,777,017 shares..................................                    3,777               3,777
     Additional paid incapital...............................                    6,492               6,492
     Unrealized loss on investment securities, net of tax....                     (406)             (1,226)
     Retained earnings.......................................                   10,910              10,441
                                                                              --------             -------
          Total shareholders' equity.........................                   20,773              19,484
                                                                              --------             -------
          Total liabilities and shareholders' equity                          $200,152            $203,997
                                                                              ========            ========

       See accompanying notes to consolidated condensed financial statements.


          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                           (unaudited)
                                                                                 Three Months Ended March 31
                                                                                 ---------------------------
                                                                   (dollar amounts in thousands except per share data)

Interest Income                                                                         1995             1994
                                                                                        ----             ----

     Loans, including fees..................................                         $  2,709          $ 2,908
     Investment securities:
          Tax-exempt........................................                              163              269
          Taxable...........................................                              873            1,066
     Federal funds sold.....................................                              223              130
                                                                                     --------          -------
           Total interest income............................                            3,968            4,373
                                                                                     --------          -------
Interest Expense:

     Deposits...............................................                            1,960            2,431
     Other borrowings.......................................                               51              ---
                                                                                     --------          -------
          Total interest expense............................                            2,011            2,431
                                                                                     --------          --------
          Net interest income...............................                            1,957             1,942
Provision for loan losses...................................                             (200)             ---
                                                                                     --------          --------
          Net interest income after provision for loan losses.......                    2,157             1,942
                                                                                     --------          --------
Noninterest Income:
     Service charges on deposit accounts....................                             169                168
     Gain (loss) on sale of securities......................                            (232)              ---
     Other noninterest income...............................                             222                173
                                                                                     -------            -------
          Total noninterest income..........................                             159                341
                                                                                     -------            --------


Noninterest Expense:
     Salaries and employee benefits.........................                             730                 889
     Net occupancy and equipment expense....................                             184                 264
     Other noninterest expense..............................                             612                 888
                                                                                    --------            --------
         Total noninterest expense..........................                           1,526               2,041
     Earnings before income taxes...........................                             790                 242
Income taxes................................................                             182                  20
                                                                                    --------            --------
          Net earnings......................................                        $    608            $    222
                                                                                    ========            ========
Per Share Information:
     Net Earnings...........................................                        $   0.16            $     .06
     Weighted average shares outstanding....................                       3,777,017            3,777,017

   See accompanying notes to consolidated condensed financial statements.


          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1995 and 1994
                                  (unaudited)

                                                                                  1995      1994
                                                                                  ----      ----
                                                                          (dollar amounts in thousands)
Cash flows from operating activities:
   Net earnings                                                                 $  608     $  222
   Adjustments to reconcile net earnings to net cash provided by
   (used) in operating activities:
   Provision for loan losses                                                      (200)       ---
   Depreciation expense                                                             97        119
   Amortization and accretion, net                                                  41         32
   Loss on sale of securities                                                      232        ---
   Changes in assets and liabilities:
        (Increase) decrease in other assets                                        579       (115)
        Decrease in other liabilities                                             (681)      (316)
                                                                                ------      ------
   Net cash provided by (used in) operating activities                             676        (58)

Cash flows from investing activities:
   Increase in interest earning deposits                                        (1,000)     8,932
   Proceeds from maturities and pay-downs of investment securities               1,831     (4,570)
   Proceeds from sales of investment securities available for sale               3,755       ---
   Purchases of investment securities                                           (1,904)      ---
   Net decrease in loans                                                           329      3,730
   Additions to premises and equipment                                             (69)       (38)
                                                                                ------     ------
     Net cash provided by investing activities                                   2,942      8,054
                                                                                ------     ------
Cash flows from financing activities:
   Net decrease in deposits                                                       (914)      (193)
   Repayment of repurchase agreements                                           (3,950)       ---
   Cash dividends paid                                                            (151)       ---
                                                                                ------      ------
     Net cash used in financing activities                                      (5,015)       (193)
                                                                                ------      ------
     Net increase (decrease) in cash and cash equivalents                       (1,397)      7,803
Cash and cash equivalents at beginning of period                                22,102      20,548
                                                                                ------      ------
Cash and cash equivalents at end of period                                    $ 20,705     $28,351
                                                                              ========     =======
Supplemental disclosures of cash flow information:
   Cash paid during the period:
     Interest                                                                 $  1,980     $ 1,846
     Income taxes                                                             $   ---         ---


    See accompanying notes to consolidated condensed financial statements.

Central and Southern Holding Company
and Subsidiaries
Notes to Consolidated Condensed Financial Statements

(1)  Basis of Presentation

The consolidated condensed financial statements include the accounts of Central and Southern Holding Company (the Company) and its wholly owned subsidiaries, The Central and Southern Bank of Georgia and The Central and Southern Bank of Greensboro. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and results of operations for the periods covered herein and should be read in conjunction with the Annual Report on form 10K. All such adjustments are of a normal recurring nature.

(2)  Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ( SFAS ) No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan s effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan s observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. SFAS No.114 became effective January 1, 1995. In October 1994, SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures was issued. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans and eliminates its porvisions regarding how a creditor should report income on an impaired loan. SFAS No. 118, effective January 1, 1995, allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. The adoption of these pronouncements did not have a material impact on the Company s consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS


Financial Condition

At the end of the first quarter 1995, total assets had declined $3.8 Million from December 31, 1994. During the first quarter, the Company sold approximately $4 Million in securities which were held as available for sale. The securities sale resulted in a loss of approximately $232,000.

Total loans remained relatively stable over the first quarter even though the sales finance portfolio continued it s runoff with $5.2 Million maturing during the first quarter. Loan demand has been good for the past two quarters but a general slowing of the economy may have a negative impact on loan demand for the rest of 1995.

Total liabilities decreased $5 Million from year end 1994. Short term borrowing declined as the Company paid down almost $4 Million on a repurchase agreement during the quarter. Noninterest bearing deposits were down $1 Million by the end of the quarter due in part to the cyclical nature of these deposits and because interest rates on bank certificates of deposit have encouraged depositors to keep smaller balances in noninterest bearing accounts.

The unrealized loss on securities held for sale decreased by approximately $800,000 during the quarter. The sale of these securities combined with the general improvement and stabilization of market interest rates during the quarter helped reduce the unrealized loss on securities.

The Company declared and paid a $.04 dividend on its common stock on March 31, 1995. The financial strength of the Company continues to improve along with the ability to pay and possibly increase the dividend payout.


Results of Operations

For the three months period, the Company recorded net income of $608,000 as compared to $222,000 for the same period in 1994. This net increase is due primarily to the following:
Net interest income increased $15,000.
A negative provision for loan losses increased income $200,000.
Total noninterest income declined $182,000.
Total noninterest expense declined $515,000.
The reasons for these changes are discussed below:

Net Interest Income

Net interest income remained relatively stable in comparing the like periods. However, average earning assets declined approximatley $40 Million and interest bearing liabilities averages declined approximately $42 Million due to a balance sheet restructuring during 1994. This restructuring was the result of the bank branch sales in the third quarter of 1994 that helped provide a positive boost to the net interest margin of 67 basis points.

During the first quarter of 1995, the Company sold $4 Million of securities and reinvested approximately $2 Million in three year securities at interest rates yielding some 260 basis points over the securites sold.


Provision for Loan Losses

The Company recorded a negative provision of $200,000 for the quarter. The Company had net recoveries during the quarter of $196,000 from prior period charge offs of sales finance loans being recovered.
First quarter 1994 had net charge offs of $62,000. Management anticipates that the net recovery situation will continue due to the anticipated decline in charge offs and continued high recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream as well as the overall level of the allowance for loan losses to loans outstanding.

Nonperforming Assets
- --------------------

Consolidate
Non Performing Assets                       3/31/95      12/31/94     9/30/94      12/31/93
(in thousands)                              -------      --------     -------      --------


Loans past due 90 days or more                   $2          $205          $8           $99
Non Accrual Loans                               601         1,060         989         2,761
                                                ---         -----         ---         -----
  Total nonperforming loans                     603         1,265         997         2,860

Other real estate                             1,199         1,110       1,218         1,902
  Total nonperforming assets                 $1,802        $2,375      $2,215        $4,762
                                             ======        ======      ======        ======

Nonperforming loans/Total loans               0.56%         1.17%        0.93%        2.33%

Nonperforming assets/Total                    0.90%         1.16%        1.06%        1.94%

Loan loss allowance/Total loans               3.96%         4.00%        4.08%        3.81%
Loan loss allowance/Nonperforming loans      705.89%      340.95%      438.82%      163.67%

The table above illustrates the changes in the level of nonperforming assets over the past five quarters. Total nonperforming assets have declined approx. $3 Million while the allowance/Total loans has remained the same. Declining past due loans and workouts of nonaccrual loans have contributed to the improved condition. The coverage ratios have improved dramatically over the same periods. Management anticipates continued improvements in the levels of nonperforming loans and assets.

Noninterest Income

The Company sold $4 Million of collateral mortgage obligations ("CMO"s) securities in the first quarter of 1995 which resulted in a $232,000 loss. The sale reduced the outstanding balance of CMOs approximately 43%. A majority of the proceeds was reinvested in agency securities yielding some 260 basis points over the securities sold.

Noninterest Expense
- -------------------

Salaries and occupancy expense are down due to the sale of branches discussed above. Other noninterest expenses are down due to the overall improved operations of the Company. The Company has taken necessary steps to improve it s efficiencies without harming the delivery of services. Management expects to see continued improvement in the noninterest expenses of the Company in the near future.


Interest Rate Sensitivity Management
- ------------------------------------

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as interest rate risk . The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company s asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three month window, historical experience shows these deposits to be more stable over the course of one year. This management adjusted Gap indicates the Company to be somewhat neutral in relation to changes in market interest rates.


GAP ANALYSIS
                                                      Regulatory Defined
                                                 3-MONTH     6-MONTH     1-YEAR
                                                      (dollars in thousands)
                                                ----------------------------------

Rate Sensitive Assets                            55,477       68,424      93,376
Rate Sensitive                                   68,466       80,989     113,747
                                                 ------       ------     -------
RSA minus RSL (Gap)                             (12,989)     (12,565)    (20,371)

Gap Ratio (RSA/RSL)                                 .81           .84         .82

                                                      Management Defined
                                                 3-MONTH     6-MONTH     1-YEAR
                                                     (dollars in thousands)
                                                 -------------------------------

Rate Sensitive Assets                            55,477        68,424      93,376
Rate Sensitive                                   47,110        63,905     100,934
                                                 ------        ------     -------
RSA minus RSL (Gap)                               8,367         4,519      (7,558)

Gap Ratio (RSA/RSL)                                1.18          1.07          .93


The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and a most likely interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. Each month management updates all available data concerning cash flows of assets and liabilities, changes in market interest rates, and expectations as to new volumes of loans.

LIQUIDITY

     Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds and borrowed funds.

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Contractual investment securities that mature within one year total $10.5 Million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $16 Million. Maturities in the loan portfolio also provide a steady flow of funds. The projected repayments on the Company s sales finance portfolio are $6 Million within one year. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At March 31, 1995, the loan to deposit ratio was 61%.

SHAREHOLDERS' EQUITY

     The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 10.37% at March 31, 1995, compared to 9.55% at December 31, 1994. The Company redeemed all $1,708,605 in preferred stock during December 1994. All the preferred stock was converted into 379,690 shares of common stock and increased the outstanding common shares to 3,777,017.

     The Company and its subsidiary banks are required to comply with capital adequacy standards established by the Federal Reserve and the FDIC. Currently, there are two basic measures of capital adequacy: risk-based measure and leverage measure.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to enhance the value of holding liquid assets. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Recently the Federal Reserve and the FDIC proposed that interest rate risk be considered in computing risk-based capital ratios.

     The minimum standard for the ratio of total capital to risk-weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and noncumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier I capital and Tier II capital is "total risk-based capital."

     The Federal Reserve and the FDIC also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage 1% to 2% higher than the minimum 3% level.

Capital Levels

                                 Milledge     Greensboro     Consolidated

     Tier 1 Capital                 9.84%         8.46%         10.30%

     Tier 1 Risk-based             16.37%        13.35%         16.32%
     Tier 2 Risk-based              1.25%         1.25%          1.25%
                                   ------        ------         ------
     Total Risk-based              17.62%        14.60%         17.57%
                                   ======        ======         =======

RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ( SFAS ) No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan s effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan s observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. SFAS No.114 became effective January 1, 1995. In October 1994, SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures was issued. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans and eliminates its porvisions regarding how a creditor should report income on an impaired loan. SFAS No. 118, effective January 1, 1995, allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. The adoption of these pronouncements did not have a material impact on the Company s consolidated financial statements.

Part II.  Other Information

Item 1.   Legal Proceedings
          (Not Applicable)

Item 2.   Changes in Securities
          (Not Applicable)

Item 3.   Defaults Upon Senior Securities
          (Not Applicable)

Item 4.   Submissions of Matters to a Vote of Securities Holders
          (Not Applicable)

Item 5.   Other Information
          (Not Applicable)

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

     The following exhibit is filed as a part of this Report on Form 10-Q:

     Exhibit 27        Financial Data Schedule

(B)  No reports filed on Form 8-K

                   Exhibit Index
                   --------------

Exhibit 27         Financial Data Schedule

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CENTRAL AND SOUTHERN HOLDING COMPANY
- -------------------------------------
Registrant



Date  5/4/95                       /s/ Robert C. Oliver
      ------                       -----------------------------------
                                   Robert C. Oliver
                                   President & Chief Executive Officer


Date   5/4/95                      /s/ Michael E. Ricketson
       ------                      -----------------------------------
                                   Michael E. Ricketson
                                   Chief Accounting Officer