Form 10-Q
period 1995-06-30
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1995-08-11
CIK 815032

                                 FORM 10 Q
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995

                        Commission file number 0-15945

                 CENTRAL AND SOUTHERN HOLDING COMPANY
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


         Georgia                                            58-1413533
- -------------------------------                --------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

         150 West Greene St.
        Milledgeville, Georgia                                     31061
 ---------------------------------------                         ---------
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


                      Yes   X           No
                           ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                       Outstanding at July 20, 1995
- --------------------------                         ----------------------------
Common stock, $1 par value                                      3,777,017

         CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                           FORM 10-Q

                    TABLE OF CONTENTS




Part I.                                                                     Page

Item 1.  Consolidated condensed financial statements..................        3
Item 2.  Management s discussion and analysis of financial
         condition and results of operations..........................        8

Part II.

Item 1.  Legal proceedings............................................       13
Item 2.  Changes in securities........................................       13
Item 3.   Defaults upon senior securities.............................       13
Item 4.  Submission of matters to a vote of security holders..........       13
Item 5.  Other information............................................       13
Item 6.  Exhibits and reports on Form 8-K.............................       13


          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
          -----------------------------------------------------
                CONSOLIDATED CONDENSED BALANCE SHEETS
                -------------------------------------

                                                    (unaudited)
ASSETS                                             June 30, 1995             December 31, 1994
                                                         (dollar amounts in thousands)

   Cash and due from banks................           $  8,203                     $  7,033
   Federal funds sold.....................             12,252                       15,069
   Interest-bearing deposits with other
     banks................................              1,900                         ---
   Securities available for sale approximate
     amortized cost of  $32,250 and $37,528 at
     June 30, 1995 and December 31, 1994...             32,348                      35,670
   Securities held to maturity approximate
     market value of $37,879 and $34,779
     at June 30, 1995 and December 31, 1994..           37,453                      35,592

   Loans..................................             106,334                      109,208
   Less: Unearned income..................                (721)                      (1,478)
         Allowance for loan losses........              (4,250)                      (4,313)
                                                       -------                      -------
         Net loans........................             101,363                      103,417

   Premises and equipment.................               2,535                        2,601
   Other assets...........................               3,297                        4,615
                                                       -------                      -------
       Total assets                                   $199,351                      $203,997
                                                       =======                       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Deposits:
           Noninterest-bearing............            $ 18,123                       $ 16,742
           Interest-bearing...............             158,225                        159,940
                                                      --------                        -------
                  Total deposits..........             176,348                        176,682
   Repurchase agreements..................                 100                          6,715
   Other liabilities......................               1,190                          1,116
                                                      --------                        -------
       Total liabilities..................             177,638                        184,513
                                                      --------                        -------
Shareholders' Equity:
   Preferred stock, 2,000,000 shares
     authorized, none issued                              ---                           ---
   Common stock, $1 par value; authorized
     10,000,000 shares; issued and
     outstanding 3,777,017 shares.........               3,777                          3,777
   Additional paid in capital.............               6,492                          6,492
   Unrealized gain (loss) on investment
     securities, net of tax.                                65                         (1,226)
   Retained earnings......................              11,379                         10,441
                                                      --------                        -------
       Total shareholders' equity.........              21,713                         19,484
                                                      --------                        -------
       Total liabilities and shareholders' equity     $199,351                       $203,997
                                                       =======                        =======

 See accompanying notes to consolidated condensed financial statements.

          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
          -----------------------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              ---------------------------------------------
                              (unaudited)
                              -----------
                                                                    Three Months Ended June 30
                                                                    ---------------------------
                                                       (dollar amounts in thousands except per share data)

INTEREST INCOME                                                       1995             1994
                                                                      ----             ----
     Loans, including fees.................                        $  2,726           $ 2,807
     Investment securities:
          Tax-exempt.......................                             162               266
          Taxable..........................                             870             1,010
     Federal funds sold....................                             249               235
                                                                    -------            ------
          TOTAL INTEREST INCOME............                           4,007             4,318
                                                                    -------            ------
INTEREST EXPENSE:
     Deposits...............................                          2,109             2,317
     Other borrowings.......................                             11              ---
                                                                    -------            ------
          TOTAL INTEREST EXPENSE...........                           2,120             2,317
                                                                    -------            ------
           Net interest income..............                          1,887             2,001
Provision for loan losses...................                           (300)             ---
                                                                    -------            ------
    Net interest income after provision
      for loan losses.......................                          2,187             2,001
                                                                    -------            ------
NONINTEREST INCOME:
   Service charges on deposit accounts......                            171              203
   Gain (loss) on sale of securities........                            ---              ---
   Other noninterest income.................                            120              197
                                                                    -------            -----
           TOTAL NONINTEREST INCOME.........                            291              400
                                                                    -------            -----
NONINTEREST EXPENSE:
   Salaries and employee benefits...........                            828              823
   Net occupancy and equipment expense......                            199              191
   Other noninterest expense................                            645              977
                                                                    -------            -----
           TOTAL NONINTEREST EXPENSE........                          1,672            1,991
                                                                    -------            -----
   Earnings before income taxes ............                            806              410
Income taxes................................                            175               45
                                                                    -------            -----
           NET EARNINGS.....................                        $   631           $  365
                                                                     ======            =====
           NET EARNINGS AVAILABLE TO COMMON
           SHAREHOLDERS.....................                        $   631           $  332
                                                                     ======            =====
PER SHARE INFORMATION:
  Net Earnings .............................                        $  0.17           $   .10
  Weighted average shares outstanding ......                      3,777,017          3,397,327

             See accompanying notes to consolidated condensed financial statements.


                 CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                 -----------------------------------------------------
                      CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                      ---------------------------------------------
                                      (unaudited)
                                      ------------
                                                                     Six Months Ended June 30
                                                                     ------------------------
                                               (dollar amounts in thousands except per share data)

INTEREST INCOME                                                                      1995             1994
                                                                                     ----             ----

     Loans, including fees........................................                $  5,435          $ 5,716
     Investment securities:
            Tax-exempt............................................                     325              535
            Taxable...............................................                   1,742            2,076
     Federal funds sold...........................................                     473              365
                                                                                    ------           ------
            TOTAL INTEREST INCOME.................................                   7,975            8,692
                                                                                    ------           ------
INTEREST EXPENSE:
     Deposits.....................................................                   4,069            4,748
     Other borrowings.............................................                      62              ---
                                                                                    ------            -----
            TOTAL INTEREST EXPENSE................................                   4,131            4,748

            Net interest income...................................                   3,844            3,944
Provision for loan losses.........................................                    (500)             ---
            Net interest income after provision for loan losses...                   4,344            3,944
                                                                                     -----            -----
NONINTEREST INCOME:
     Service charges on deposit accounts...........................                    340              371
     Gain (loss) on sale of securities.............................                   (232)             ---
     Other noninterest income......................................                    341              370
                                                                                     -----            -----
             TOTAL NONINTEREST INCOME..............................                    449              741
                                                                                     -----            -----
NONINTEREST EXPENSE:
     Salaries and employee benefits................................                  1,558             1,712
     Net occupancy and equipment expense...........................                    383               455
     Other noninterest expense.....................................                  1,257             1,865
                                                                                     -----             -----
              TOTAL NONINTEREST EXPENSE............................                  3,198             4,032
                                                                                     -----             -----
      Earnings before income taxes ................................                  1,595               653
Income taxes.......................................................                    357                67
                                                                                     -----             -----
              NET EARNINGS.........................................                $ 1,238             $ 586
                                                                                     =====              ====
              NET EARNINGS AVAILABLE TO COMMON SHAREHOLDERS.........               $ 1,238             $ 522
                                                                                     =====              ====
PER SHARE INFORMATION:
     Net Earnings ..................................................               $  0.33             $ .15
     Weighted average shares outstanding ...........................             3,777,017         3,397,327

                   See accompanying notes to consolidated condensed financial statements.


                                 5


        CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
        -----------------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          -----------------------------------------------
              Six Months Ended June 30, 1995 and 1994
                         (unaudited)

                                                                                     1995             1994
                                                                                     ----             ----
                                                                               (dollar amounts in thousands)

Cash flows from operating activities:

   Net earnings                                                                    $1,238           $   586
     Adjustments to reconcile net earnings to net cash provided by
     (used) in operating activities:
     Provision for loan losses                                                       (500)              ---
     Depreciation expense                                                             197               225
     Amortization and accretion, net                                                   72                80
     Loss on sale of securities                                                       232               ---
     Changes in assets and liabilities:
              (Increase) decrease in other assets                                   1,264              1,248
              Decrease in other liabilities                                          (581)              (198)
                                                                                    -----              -----
   Net cash provided by (used in) operating activities                                676              1,941
                                                                                    -----              -----
Cash flows from investing activities:
   Increase in interest earning deposits                                           (1,900)              (100)
   Proceeds from maturities and pay-downs of investment securities                  5,438             17,409
   Proceeds from sales of investment securities available for sale                  3,757                ---
   Purchases of investment securities                                              (6,028)            (4,570)
   Net decrease in loans                                                            2,554              9,134
   Additions to premises and equipment                                               (129)              (109)
                                                                                    -----             ------
        Net cash provided by investing activities                                   3,692             21,964
                                                                                    -----             ------
Cash flows from financing activities:
   Net decrease in deposits                                                          (334)            (8,150)
   Repayment of repurchase agreements                                              (6,615)               ---
   Cash dividends paid                                                               (311)               ---
                                                                                   ------             ------
       Net cash used in financing activities                                       (7,260)              (193)
                                                                                   ------             ------
       Net increase (decrease) in cash and cash equivalents                        (1,647)            15,755
Cash and cash equivalents at beginning of period                                   22,102             20,549
                                                                                   ------             ------
Cash and cash equivalents at end of period                                        $20,455            $36,304
                                                                                  =======            =======
Supplemental disclosures of cash flow information:
   Cash paid during the period:
       Interest                                                                 $  4,314             $ 4,890
       Income taxes                                                             $     80                  45

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

(2)     Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. SFAS No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan s effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. SFAS No.114 became effective January 1, 1995. In October 1994, SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES was issued. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS No. 118, effective January 1, 1995, allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. The adoption of these pronouncements did not have a material impact on the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


FINANCIAL CONDITION

At the end of the second quarter 1995, total assets had declined $4.6 Million from December 31, 1994. Total loans declined $2.9 Million from December 31, 1994. The loan decline is net of the sales finance portfolio maturing rolloff of $6.8 Million during the same time period.

Total liabilities decreased $6.9 Million from year end 1994. Short term borrowings declined as the Company paid down $6.6 Million of a repurchase agreement since year end 1994. Noninterest bearing deposits were up
$1.4 Million by the end of the quarter due in part to the cyclical nature of these deposits.

The Company paid a $.0425 dividend on its common stock on June 30, 1995. The financial strength of the Company continues to improve along with the ability to pay and possibly increase the dividend payout.


RESULTS OF OPERATIONS

 For the three-month period, the Company recorded net income of $631,000 as compared to $365,000 for the same period in 1994. This net increase is due primarily to the following:
Net interest income decreased $114,000.
A negative provision for loan losses increased income $300,000.
Total noninterest income declined $109,000.
Total noninterest expense declined $319,000.
The reasons for these changes are discussed below:

For the six-month period, the Company recorded net income of $1,238,000 as compared to $586,000 for the same period in 1994. This net increase is due primarily to the following:
Net interest income decreased $100,000.
A negative provision for loan losses increased income $500,000.
Total noninterest income declined $292,000.
Total noninterest expense declined $834,000.
The reasons for these changes are discussed below:

NET INTEREST INCOME

Net interest income remained relatively stable in comparing the like periods. However, average earning assets declined approximately $39 Million and interest bearing liabilities averages declined approximately $43 Million due to a balance sheet restructuring during 1994. This restructuring was the result of the bank branch sales in the third quarter of 1994 that helped provide a positive boost to the net interest margin of 50 basis points.

For the six-month period, net interest income is down $100,000. The decrease in net interest income on a tax equivalent basis was mainly due to lower balances in interest earning assets for the period. However, the excess of average interest earning assets minus average interest bearing liabilities for the period increased by $4.1 Million. This helped increase the net interest margin from 3.78% for the 1994 period to 4.10% for the 1995 period.


PROVISION FOR LOAN LOSSES

The Company recorded a negative provision of $300,000 for the quarter.
The Company had net recoveries during the quarter of $293,000 from prior period charge offs, the majority of recoveries being sales finance loans. Second quarter 1994 had net recoveries of $14,000. Management anticipates that the net recovery situation will continue due to the anticipated decline in charge offs and continued high recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream as well as the overall level of the allowance for loan losses to loans outstanding.

The Company recorded a negative provision of $500,000 for the six-month period. Net recoveries for the period were $439,000.


NONPERFORMING ASSETS


CONSOLIDATED
NON PERFORMING ASSETS                                6/30/95     3/31/95    12/31/94    12/31/93
                                                     -------     -------    --------    --------
(in thousands)

Loans past due 90 days or more                            $8          $2        $205         $99
Non Accrual Loans                                        599         601       1,060       2,761
                                                         ---         ---       -----       -----
   Total nonperforming loans                             607         603       1,265       2,860

Other real estate                                        871       1,199       1,110       1,902
                                                         ---       -----       -----       -----
   TOTAL NONPERFORMING ASSETS                         $1,478      $1,802      $2,375      $4,762
                                                       =====       =====       =====       =====

Nonperforming loans/Total loans                        0.56%       0.56%       1.17%       2.33%

Nonperforming assets/Total assets                      0.73%       0.90%       1.16%       1.94%

Loan loss allowance/Total loans                        4.02%       3.96%       4.00%       3.81%
Loan loss allowance/Nonperforming loans              715.48%     705.89%     340.95%     163.67%

The table above illustrates the changes in the level of nonperforming assets over the past quarters. Total nonperforming assets have declined approx. $3.3 Million while the allowance/total loans has remained the same. Declining past due loans and workouts of nonaccrual loans have contributed to the improved condition. The coverage ratios have improved dramatically over the same periods. Management anticipates continued improvements in the levels of nonperforming loans and assets.

Noninterest Income
- ------------------

The Company's main source of noninterest income is service charges on deposit accounts. Due to the sale of two branch banks last year service charge income is down for the three-month period ended June 30, 1995.

The loss on the sale of securities of $232,000 was the majority of the overall decline for the six months period.

Noninterest Expense
- -------------------

Salaries and occupancy expense are down due to the sale of branches discussed above. Other noninterest expenses are down for the three-month period due to the overall improved operations of the Company. The Company has taken necessary steps to improve its efficiencies without harming the delivery of services through the consolidation of several administrative and clerical functions. Management expects to see continued improvement in the noninterest expenses of the Company in the near future.

For the six-month period, the majority of the overall $834,000, or 21% decrease has been in other operating expenses. These are comprised of losses on other real estate (Oreo) and legal/other professional fees. The Oreo properties sold over the last several months were somewhat more marketable than past properties. This allowed the Company better pricing and less loss on sale. Also, fewer properties require less administrative
support thereby reducing legal and other professional services.   Continued
improvement is forecast but the magnitude of the savings will not be as great considering anticipated growth of the Company.

Interest Rate Sensitivity Management
- ------------------------------------

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as interest rate risk. The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net
interest income.   As part of the Company's asset/liability
management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one year time horizon of .80 to 1.20.
The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three month window, historical experience shows these deposits to be more stable over the course of one year. This management adjusted Gap indicates the Company to be somewhat neutral in relation to changes in market interest rates.


GAP ANALYSIS
                                                      Regulatory Defined
                                             3-MONTH        6-MONTH        1-YEAR
                                                   (dollars in thousands)
                                             -------------------------------------

Rate Sensitive Assets (RSA)                      56,376        73,885        98,062
Rate Sensitive Liabilities (RSL)                 63,536        82,879       113,568
                                                 ------        -------      -------
RSA minus RSL (Gap)                              (7,160)       (8,994)      (15,506)

GAP RATIO (RSA/RSL)                                 .89           .89           .86


                                                      Management Defined
                                             3-MONTH        6-MONTH        1-YEAR
                                                  (dollars in thousands)
                                             -------------------------------------

Rate Sensitive Assets (RSA)                      56,376        73,885        98,062
Rate Sensitive Liabilities (RSL)                 42,561        66,100       100,983
                                                 ------        ------       -------
RSA minus RSL (Gap)                              13,815         7,785        (2,921)

Gap Ratio (RSA/RSL)                                1.32          1.12           .97


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

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Contractual investment securities that mature within one year total $9.0 Million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $14.5 Million. Maturities in the loan portfolio also provide a steady flow of funds. The projected repayments on the Company's sales finance portfolio are $5.7 Million within one year.
The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At June 30, 1995, the loan to deposit ratio was 60%.

SHAREHOLDERS' EQUITY

     The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 10.89% at June 30, 1995, compared to 9.55% at December 31, 1994. The Company called for redemption all $1,708,605 of preferred stock during December 1994.
All the preferred stock was converted into 379,690 shares of common stock and increased the outstanding common shares to 3,777,017.

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


CAPITAL LEVELS

                                        Milledgeville     Greensboro     Consolidated
                                        ------------      ----------     ------------

Tier 1 Capital Leverage Ratio               10.28%           8.43%          10.57%

Tier 1 Risk-based Capital Ratio             17.35%          13.18%          17.27%
Tier 2 Risk-based Capital Ratio              1.25%           1.25%           1.25%
                                            ------          ------          ------
Total Risk-based Capital Ratio              18.60%          14.43%          18.53%
                                            ======          ======          ======


                                 13

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

Exhibit No. 27    Financial Data Schedule

(B)  No reports filed on Form 8-K

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CENTRAL AND SOUTHERN HOLDING COMPANY
- ------------------------------------
Registrant



Date  8-1-95                               /s/ Robert C. Oliver
    --------                               --------------------
                                           Robert C. Oliver
                                           President & Chief Executive Officer



Date  8/1/95                              /s/ Michael E. Ricketson
                                          --------------------------
                                          Michael E. Ricketson
                                          Chief Accounting Officer