Form 10-Q
period 1995-09-30
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1995-11-13
CIK 815032

                                FORM 10 Q
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                      Commission file number 0-15945

                   CENTRAL AND SOUTHERN HOLDING COMPANY
          (Exact name of registrant as specified in its charter)


     Georgia                                 58-1413533
------------------------------     ---------------------------------
(State or other jurisdiction of    (IRS employer identification no.)
incorporation or organization)

     150 West Greene St.
     Milledgeville, Georgia                                      31061
---------------------------------------                       ----------
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


                      Yes  X           No
                          ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                Outstanding at October 20, 1995
--------------------------                   -------------------------------
Common stock, $1 par value                            3,777,017

                CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                                      FORM 10-Q

                                  TABLE OF CONTENTS





Part I.                                                        Page

Item 1.  Consolidated condensed financial statements  . . . .   3
Item 2.  Management's discussion and analysis of financial
         condition and results of operations  . . . . . . . .   8

Part II.

Item 1.  Legal proceedings  . . . . . . . . . . . . . . . . .  14
Item 2.  Changes in securities  . . . . . . . . . . . . . . .  14
Item 3.  Defaults upon senior securities  . . . . . . . . . .  14
Item 4.  Submission of matters to a vote of security holders   14
Item 5.  Other information  . . . . . . . . . . . . . . . . .  14
Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . .  14

                                              CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                                              -----------------------------------------------------
                                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      -------------------------------------

                                                                          (unaudited)
ASSETS                                                                   September 30, 1995     December 31, 1994
                                                                         ------------------     -----------------
                                                                               (dollar amounts in thousands)

     Cash and due from banks....................................             $   6,283               $  7,033
     Federal funds sold.........................................                 9,995                 15,069
     Interest-bearing deposits with other banks.................                 1,100                   ---
     Securities available for sale approximate
       amortized cost of $31,240 and $37,528 at
       September 30, 1995 and December 31, 1994.................                31,233                 35,670
     Securities held to maturity approximate market
       value of $41,706 and $34,779 at September 30,
       1995 and December 31, 1994...............................                41,202                 35,592

     Loans......................................................               109,056                109,208
     Less: Unearned income......................................                  (491)                (1,478)
           Allowance for loan losses............................                (4,203)                (4,313)
                                                                              --------                -------
           Net loans............................................               104,362                103,417

     Premises and equipment.....................................                 2,835                 2,601
     Other assets...............................................                 3,200                 4,615
                                                                              --------               -------
             Total assets                                                     $200,210              $203,997
                                                                               =======               =======

Liabilities and Shareholders' Equity
Liabilities:

     Deposits:
        Noninterest-bearing.....................................              $ 15,929             $ 16,742
        Interest-bearing........................................               160,561              159,940
                                                                              --------              -------
        Total deposits..........................................               176,490              176,682
     Repurchase agreements......................................                   100                6,715
     Other liabilities..........................................                 1,479                1,116
                                                                              --------              -------
            Total liabilities...................................               178,069              184,513
                                                                              --------              -------
Shareholders' Equity:
     Preferred stock, 2,000,000 shares authorized, none issued..                  ---                  ---
     Common stock, $1 par value; authorized
        10,000,000 shares; issued and outstanding
         3,777,017 shares.......................................                 3,777                3,777
     Additional paid in capital.................................                 6,492                6,492
     Unrealized gain (loss) on investment securities, net of tax.                   (5)              (1,226)
     Retained earnings..........................................                11,877               10,441
                                                                              --------              -------
           Total shareholders' equity...........................                22,141               19,484
                                                                              --------              -------
           Total liabilities and shareholders' equity                         $200,210             $203,997
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


                                              CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                                              -----------------------------------------------------
                                                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                  ---------------------------------------------
                                                                   (unaudited)
                                                                   -----------

                                                                             Three Months Ended September 30
                                                                             --------------------------------

                                                                  (dollar amounts in thousands except per share data)

                                                                                     1995             1994
                                                                                     ----             ----
Interest Income
     Loans, including fees........................................                $  2,811          $2,747
     Investment securities:
             Tax-exempt...........................................                     156             225
             Taxable..............................................                     944             955
     Federal funds sold...........................................                     176             216
                                                                                    ------           -----
             Total interest income................................                   4,087           4,143
                                                                                    ------           -----
Interest Expense:
     Deposits.....................................................                   2,096           1,967
     Other borrowings.............................................                       1             179
                                                                                    ------           -----
             Total interest expense...............................                   2,097           2,146
                                                                                   -------           -----

             Net interest income..................................                  1,990            1,997
Provision for loan losses.........................................                   (250)             ---
                                                                                   ------            -----
     Net interest income after provision for loan losses..........                  2,240            1,997
                                                                                   ------            -----
Noninterest Income:
     Service charges on deposit accounts..........................                    170              182
     Gain (loss) on sale of securities............................                    ---              241
     Other noninterest income.....................................                     35              229
                                                                                   ------            -----
             Total noninterest income.............................                    205              652
                                                                                   ------            -----
Noninterest Expense:
     Salaries and employee benefits...............................                    782              862
     Net occupancy and equipment expense..........................                     90              263
     Other noninterest expense....................................                    645              746
                                                                                   ------            -----
             Total noninterest expense............................                  1,517            1,871
                                                                                   ------            -----
             Earnings before income taxes ........................                    928              778
Income taxes......................................................                    260              169
                                                                                   ------            -----
             Net earnings.........................................                $   668          $   609
                                                                                   ======            =====

             Net earnings available to common shareholders........                $   668          $   576
                                                                                   ======           ======
Per Share Information:
     Net Earnings ................................................                $  0.18          $   .17
     Weighted average shares outstanding .........................              3,777,017        3,427,532

                    See accompanying notes to consolidated condensed financial statements.



                                              CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                                              -----------------------------------------------------
                                                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                                  ---------------------------------------------
                                                                   (unaudited)
                                                                   -----------

                                                                             Nine Months Ended September 30
                                                                             ------------------------------
                                                                  (dollar amounts in thousands except per share data)

                                                                                     1995             1994
                                                                                     ----             ----
Interest Income
     Loans, including fees........................................                $  8,245          $8,463
     Investment securities:
             Tax-exempt...........................................                     481             760
             Taxable..............................................                   2,686           3,030
     Federal funds sold...........................................                     649             580
                                                                                    ------          ------
             Total interest income................................                  12,062          12,833
                                                                                    ------          ------
Interest Expense:
     Deposits.....................................................                   6,166           6,714
     Other borrowings.............................................                      63             179
                                                                                    ------           -----
             Total interest expense...............................                   6,229           6,893
                                                                                   -------           -----

             Net interest income..................................                  5,833            5,940
Provision for loan losses.........................................                   (750)             ---
                                                                                   ------            -----
     Net interest income after provision for loan losses..........                  6,583            5,940
                                                                                   ------            -----
Noninterest Income:
     Service charges on deposit accounts..........................                    509              553
     Gain (loss) on sale of securities............................                   (228)             241
     Other noninterest income.....................................                    373              598
                                                                                   ------            -----
             Total noninterest income.............................                    655            1,392
                                                                                   ------            -----
Noninterest Expense:
     Salaries and employee benefits...............................                  2,340            2,574
     Net occupancy and equipment expense..........................                    239              718
     Other noninterest expense....................................                  2,137            2,610
                                                                                   ------            -----
             Total noninterest expense............................                  4,716            5,902
                                                                                   ------            -----
             Earnings before income taxes ........................                  2,522            1,430
Income taxes......................................................                    617              234
                                                                                   ------            -----
             Net earnings.........................................                $ 1,905          $ 1,196
                                                                                   ======            =====

             Net earnings available to common shareholders........                $ 1,905          $ 1,099
                                                                                   ======           ======
Per Share Information:
     Net Earnings ................................................                $  0.51          $   .32
     Weighted average shares outstanding .........................              3,777,017        3,425,516

                    See accompanying notes to consolidated condensed financial statements.


                                              CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                                              -----------------------------------------------------
                                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                 -----------------------------------------------
                                                  Nine Months Ended September 30, 1995 and 1994

                                                                   (unaudited)

                                                                                        1995                1994
                                                                                        ----                ----
                                                                                    (dollar amounts in thousands)
Cash flows from operating activities:
   Net earnings                                                                     $   1,905            $   1,196
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Provision for loan losses                                                           (750)                 ---
     Depreciation expense                                                                 283                  384
     Amortization and accretion, net                                                      111                  103
     Loss (Gain) on sale of securities                                                    228                 (241)
     Gain on branch sales                                                                 ---                 (115)
     Changes in assets and liabilities:
                 Decrease in other assets                                               1,330                  922
                 Increase in other liabilities                                           (255)                 122
                                                                                       ------              -------
         Net cash provided by operating activities                                      2,857                2,371
                                                                                       ------              -------

Cash flows from investing activities:
   Increase in interest-bearing deposits with other banks                              (1,100)                 ---
   Proceeds from maturities and pay-downs of investment securities                     10,191               18,569
   Proceeds from sales of investment securities                                         3,757                5,616
   Purchases of investment securities                                                 (13,524)              (4,570)
   Net decrease in loans                                                                 (195)              15,186
   Additions to premises and equipment                                                   (517)                (216)
   Cash paid due to branch sales                                                         ---               (40,927)
                                                                                      -------              -------
         Net cash provided by (used in) investing activities                           (1,393)              (6,342)
                                                                                      -------              -------

Cash flows from financing activities:
   Net decrease in deposits                                                              (192)             (10,088)
   (Repayment) of repurchase agreements                                                (6,615)               15,954
   Cash dividends paid                                                                   (481)                ---
                                                                                      -------              --------
         Net cash (used in) financing activities                                       (7,288)                5,866
                                                                                      -------              --------
         Net increase (decrease) in cash and cash equivalents                          (5,824)                1,895
Cash and cash equivalents at beginning of period                                       22,102                20,649
                                                                                      -------              --------
Cash and cash equivalents at end of period                                           $ 16,278              $ 22,544
                                                                                     ========              ========
Supplemental disclosures of cash flow information:
   Cash paid during the period:
         Interest                                                                    $  6,241              $  6,771
         Income taxes                                                                $    140                    95


                                     See accompanying notes to consolidated condensed financial statements.


Central and Southern Holding Company
and Subsidiaries
Notes to Consolidated Condensed Financial Statements

(1)  Basis of Presentation

The consolidated condensed financial statements include the accounts of Central and Southern Holding Company (the "Company") and its wholly owned subsidiaries, The Central and Southern Bank of Georgia and The Central and Southern Bank of Greensboro. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly present the consolidated financial position and results of operations for the periods covered herein and should be read in conjunction with the Annual Report on Form 10-K. All such adjustments are of a normal recurring nature.

(2)  Recent Accounting Pronouncements

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan. SFAS No. 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. SFAS No.114 became effective January 1, 1995. In October 1994, SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures was issued. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS No. 118, effective January 1, 1995, allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. The adoption of these pronouncements did not have a material impact on the Company's consolidated financial statements.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS



FINANCIAL CONDITION

At the end of the third quarter 1995, total assets had declined $3.8 Million from December 31, 1994. Total loans declined $0.2 Million from December 31, 1994. The loan decline is the result of the sales finance portfolio maturing rolloff of $9.4 Million during the same time period. However, increases in commercial and real estate loans helped offset the sales finance rolloff during the period.

Total liabilities decreased $6.4 Million from year end 1994. Short term borrowings declined as the Company paid down $6.6 Million of a repurchase agreement since year end 1994. Noninterest bearing deposits were down $0.8 Million by the end of the quarter due in part to the cyclical nature of these deposits.

The Company paid a $.045 dividend on its common stock on September 30, 1995. The financial strength of the Company continues to improve along with the ability to pay and possibly increase the dividend payout.


RESULTS OF OPERATIONS

For the three-month period, the Company recorded net income of $668,000 as compared to $609,000 for the same period in 1994.
This net increase is due primarily to the following:
Net interest income decreased $7,000.
A negative provision for loan losses increased pretax income $250,000. Total noninterest income declined $447,000.
Total noninterest expense declined $357,000.
The reasons for these changes are discussed below.

For the nine-month period, the Company recorded net income of $1,905,000 as compared to $1,196,000 for the same period in 1994.
This net increase is due primarily to the following:
Net interest income decreased $107,000.
A negative provision for loan losses increased pretax income $750,000. Total noninterest income declined $737,000.
Total noninterest expense declined $1,186,000.
The reasons for these changes are discussed below.

NET INTEREST INCOME

Net interest income remained relatively stable in comparing the like periods. However, average earning assets declined approximately $22 Million and interest-bearing liabilities averages declined approximately $11 Million due to a balance sheet restructuring during 1994. This restructuring was the result of the sale of two bank branches in the third quarter of 1994 that helped provide a positive boost to the net interest margin of 36 basis points in comparing the like periods.

For the nine-month period, net interest income is down $107,000. The decrease in net interest income on a tax equivalent basis was mainly due to lower balances in interest-earning assets for the period. However, the excess of average interest-earning assets minus average interest-bearing liabilities for the period increased by $2.6 Million. This helped increase the net interest margin from 3.79% for the 1994 period to 4.24% for the 1995 period.


PROVISION FOR LOAN LOSSES

The Company recorded a negative provision of $250,000 for the quarter. The Company had net recoveries during the quarter of $216,000 from prior period charge offs, the majority of recoveries being sales finance loans. Third quarter 1994 had net recoveries of $259,000. Management anticipates the net recovery situation will continue due to the anticipated decline in charge offs and continued high recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream as well as the overall level of the allowance for loan losses to loans outstanding.

The Company recorded a negative provision of $750,000 for the nine-month period. Net recoveries for the period were $717,000.

NONPERFORMING ASSETS

Consolidated
Non Performing Assets                                      9/30/95     6/30/95   3/31/95   12/31/94   12/31/93
---------------------                                      -------     -------   -------   --------   ---------
(in thousands)

Loans past due 90 days or more                              $25          $8          $2       $205        $99
Non accrual loans                                           989         599         601      1,060      2,761
                                                          -----         ---         ---      -----      -----
   Total nonperforming loans                              1,014         607         603      1,265      2,860

Other real estate                                           694         871       1,199      1,110      1,902
                                                          -----         ---       -----      -----      -----
   Total nonperforming assets                            $1,708      $1,478      $1,802     $2,375     $4,762
                                                          =====       =====       =====      =====      =====

Nonperforming loans/Total loans                           0.93%       0.56%       0.56%      1.17%      2.33%

Nonperforming assets/Total assets                         0.85%       0.73%        0.90%     1.16%      1.94%

Loan loss allowance/Total loans                           3.87%       4.02%        3.96%     4.00%      3.81%
Loan loss allowance/Nonperforming loans                 414.49%     715.48%      705.89%    340.95%    163.67%

The table above illustrates the changes in the level of nonperforming assets over the past quarters. Total nonperforming assets have declined approx. $3.0 Million since December 31, 1993, while the allowance/total loans has remained the same. The increase in nonperforming loans in the third quarter resulted from one loan being placed on nonaccrual status. The Company does not anticipate a loss of principal on the loan. Declining past due loans and workouts of nonaccrual loans have contributed to the improved condition. The coverage ratios have improved dramatically over the same periods. Management anticipates continued improvements in the levels of nonperforming loans and assets.

NONINTEREST INCOME

The Company's main source of noninterest income is service charges on deposit accounts. Due to the sale of two bank branches last year and their deposit accounts, service charge income is down for the three-month period ended September 30, 1995. The branch sale also generated a one time gain on the sale of assets of $110,000 during the third quarter of 1994.

The loss on the sale of securities of $228,000 was the majority of the overall decline for the nine months period.

NONINTEREST EXPENSE

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

For the nine-month period, the majority of the overall $1,186,000, or 20% decrease has been in other operating expenses. These are comprised of losses on other real estate (Oreo) and legal/other professional fees. The Oreo properties sold over the last several months were somewhat more marketable than past properties. This allowed the Company better pricing and less of a loss on the sale. Also, fewer properties require less administrative support thereby reducing legal and other professional services.

INTEREST RATE SENSITIVITY MANAGEMENT


Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experience shows these deposits to be more stable over the course of one year. This management adjusted Gap indicates the Company to be somewhat neutral in relation to changes in market interest rates.

GAP ANALYSIS
                                                              Regulatory Defined
                                                     3-MONTH        6-MONTH        1-YEAR
                                                            (dollars in thousands)
                                                     ----------------------------------------

         Rate Sensitive Assets (RSA)                      63,589        76,241        98,303
         Rate Sensitive Liabilities (RSL)                 70,704        99,499       121,198
                                                          ------       -------       -------
         RSA minus RSL (Gap)                              (7,115)      (23,258)      (22,895)

         Gap Ratio (RSA/RSL)                                 .90           .77           .81


                                                              Management Defined
                                                     3-MONTH        6-MONTH        1-YEAR
                                                            (dollars in thousands)
                                                     ---------------------------------------

         Rate Sensitive Assets (RSA)                      66,193        81,349       105,516
         Rate Sensitive Liabilities (RSL)                 50,112        83,025       108,842
                                                          ------        ------       -------
         RSA minus RSL (Gap)                              16,081       (1,676)       (3,326)

         Gap Ratio (RSA/RSL)                                1.32           .98           .97



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

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $9.0 Million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $14.5 Million. Maturities in the loan portfolio also provide a steady flow of funds. The projected repayments on the Company's sales finance portfolio are $5.7 Million within one year. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At September 30, 1995, the loan to deposit ratio was 62%.

SHAREHOLDERS' EQUITY

     The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 11.06% at September 30, 1995, compared to 9.55% at December 31, 1994. The Company called for redemption all $1,708,605 of preferred stock during December 1994. All the preferred stock was converted into 379,690 shares of common stock and increased the outstanding common shares to 3,777,017.

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

Capital Levels

                                                         Milledgeville     Greensboro    Consolidated
                                                         -------------     ----------    ------------

Tier 1 Capital Leverage Ratio                                10.48%           8.67%         10.68%

Tier 1 Risk-based Capital Ratio                              17.61%          13.09%         17.18%
Tier 2 Risk-based Capital Ratio                               1.25%           1.25%          1.25%
                                                             ------         -------         ------
Total Risk-based Capital Ratio                               18.86%          14.34%         18.43%
                                                             ======          ======         ======

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



CENTRAL AND SOUTHERN HOLDING COMPANY
------------------------------------
Registrant



Date 11/7/95                       /s/ Robert C. Oliver
                                   Robert C. Oliver
                                   President & Chief Executive Officer


Date 11/7/95                       /s/ Michael E. Ricketgon
                                   Michael E. Ricketson
                                   Chief Accounting Officer