Form 10-K405
period 1995-12-31
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1996-03-27
CIK 815032

                Securities And Exchange Commission
                      Washington, D.C. 20549
                            FORM 10-K

/X/      Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1995

                  Commission file number 0-15945

/ /     Transition Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934

                Central and Southern Holding Company
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Georgia                          58-1413533
      -------------------------------    -------------------
      (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)


      P.O. Drawer 748, Milledgeville, GA        31061
      ----------------------------------     ----------
       (Address of principal executive       (Zip Code)
                   offices)

Registrant's telephone number, including area code: (912) 452-5541

Securities registered pursuant to Section 12(b) of the Act:  none

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $1.00 par value
                   -----------------------------
                         (Title of class)

     Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the Registrant was required to file such
reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       ----    ----

   Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not
contained herein and will not be contained, to the best
of the Registrant's knowledge, in definitive proxy or
information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this
Form 10-K. X
          ---

   Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 20, 1996: $35,409,534 based on $9.375, the closing sale price of the Common Stock as quoted on The Nasdaq Stock
Market.  See Item 12.

   At February 20, 1996, there were issued and outstanding 3,777,017 shares of Common Stock, par value
$1.00 per share.

               DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Parts I, II and III of this Form 10-K.

Portions of the Registrant's definitive Proxy Statement for the 1996 annual meeting of shareholders, to be filed with the Commission, are incorporated by reference into Part III of this Form 10-K.
                              PART I

ITEM 1.   BUSINESS.

General

       Central and Southern Holding Company (the "Registrant") was organized under the laws of Georgia in 1980 and is a registered bank holding company. All of the Registrant's activities are conducted by its wholly-owned subsidiaries, The Central and Southern Bank of Georgia ("Milledgeville") and The Central and Southern Bank of Greensboro ("Greensboro") (collectively, the "Banks"), which were organized as Georgia banking corporations in 1874 and 1926, respectively. Greensboro was formerly known as Bank of Greensboro until its name was changed in 1989. In January of 1996 the Company received regulatory approval to convert Greensboro to a federal savings bank, which is expected to occur on April 1, 1996. Greensboro has received regulatory approval to branch into Barrow and Hall counties after its conversion to a federal savings bank.

       Both Banks are community-oriented, with particular emphasis on retail banking, and offer such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit and money transfers. The Banks finance commercial and consumer transactions, make secured and unsecured loans, and provide a variety of other banking services.

       Effective August 1, 1994, Bankers First Savings Bank, FSB ("Bankers First") purchased all of the assets and assumed all of the liabilities of Milledgeville's Douglas and McRae, Georgia branches. In connection with the Purchase and Assumption Agreement, Bankers First assumed approximately $43.4 million in deposit liabilities of the Douglas and McRae branches, for which it paid Milledgeville a deposit premium of $650,000. In addition, Bankers First paid Milledgeville the book value for the land, buildings and personal property acquired in the transaction. Under the Purchase and Assumption Agreement, Milledgeville agreed not to engage in certain competitive actions with Bankers First in Coffee and Telfair Counties, Georgia, including acquiring any depository institution, until July 30, 1995.

       From March 30, 1993 through October 29, 1993, the Registrant issued 37,969 shares of Series A Nonvoting Preferred Stock (the "Preferred Stock"), which were convertible at any time at the option of the holder into ten shares of Common Stock. The holders of the Preferred Stock were entitled to receive dividends at a rate of 7 1/2 percent per annum, payable in arrears on the first day of January, April, July and October. The Registrant was entitled to redeem the shares of Preferred Stock after paying all accrued and unpaid dividends at any time after April 1, 1994 at specified redemption prices, although no redemption could be made prior to April 1, 1996 unless the market price of the Common Stock was above a certain level. The Registrant announced its intention to redeem the Preferred Stock on October 21, 1994. All holders of the Preferred Stock elected to convert their shares of Preferred Stock into Common Stock, such that an additional 379,690 shares of Common Stock were issued and no shares of Preferred Stock were redeemed. In connection with the conversion of the Preferred Stock, the Registrant paid the holders of the Preferred Stock dividends in arrears totaling $178,913.

Certain Supervisory Matters

       In 1992 the Banks entered into Cease and Desist Orders with the Georgia Department of Banking and Finance (the "DBF") requiring the Banks to amend certain practices and to adopt a compliance program. In 1994, the Cease and Desist Orders were lifted.

Markets

       The Registrant conducts general banking activities through the Banks primarily in Baldwin, Greene and surrounding counties of Georgia. Customers of the Banks are primarily consumers and small businesses.

Deposits

       The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1995, the Banks' deposits, totaling an aggregate of approximately $180,474,000, consisted of approximately $16,669,000 in non-interest-bearing demand deposits (9% of total deposits); approximately $35,239,000 in interest-bearing demand deposits (20% of total deposits); approximately $9,271,000 in savings deposits (5% of total deposits); approximately $90,075,000 in time deposits in amounts less than $100,000 (50% of total deposits); and approximately $29,220,000 in time deposits of $100,000 or more (16% of total deposits).

Loans

       The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Banks' customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. From 1975 through 1992, Milledgeville's principal source of loans was the purchase of sales finance contracts for new and used motor vehicles and, to a lesser extent, mobile homes. This portfolio grew to $89 million (including unearned interest) by December 31, 1991. Under new management, Milledgeville discontinued the purchase of finance contracts in April, 1993, and by December 31, 1995 the sales finance portfolio of Milledgeville had contracted to approximately $6,000,000. At December 31, 1995, consumer installment, real estate and commercial loans represented approximately 14%, 64% and 22%, respectively, of the Banks' total loan portfolios.

Lending Policy

       The current lending strategy of the Banks is to make loans only to local customers or to national or international firms doing business locally. Unsecured loans normally will not be made to persons who do not reside or work in the Banks' primary trade areas. Secured loans can be made to customers outside the Banks' trade areas who are well established and have net worth and collateral to support the loan. Real estate loans usually are made only when such loans are secured by real property located in Baldwin County, in the case of Milledgeville, or in Greene County, in the case of Greensboro.

       The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of each of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a borrower.

Employees

       As of January 1, 1996, the Banks had 90 full-time employees and 20 part-time employees. The Registrant has no salaried employees. Neither Milledgeville nor Greensboro is a party to any collective bargaining agreement, and the Banks believe that their employee relations are good.

Competition

       The banking business is highly competitive. The Banks compete with other banks, many of which are substantially larger and have greater financial resources than the Banks. In particular, Milledgeville competes with four other banks in Baldwin County, and Greensboro competes with two other banks in Greene County. The Banks also compete with other financial service organizations, including savings and loan associations and finance companies, insurance companies, credit unions and certain governmental agencies. To the extent that the Banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially similar sources of funds.
Further, the deregulation of banks, savings and loan associations and other financial institutions and the increased competition from investment bankers and brokers and other financial service organizations has had a significant impact on the competitive environment in which the Banks operate.

Supervision and Regulation

       General. The Registrant is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Registrant is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

       The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

       The Registrant must also register with the DBF and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Registrant and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Registrant and each of the Banks.

       The Registrant is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to the Registrant, (ii) investments in the stock or securities of the Registrant by the Banks, (iii) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower and (iv) the purchase of assets from the Registrant by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

       Milledgeville, as state banking association organized under Georgia law, is subject to the supervision of, and are regularly examined by, by DBF and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving Milledgeville. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

       Currently, Greensboro is also a Georgia-chartered bank subject to regulation by the DBF and FDIC. Upon Greenboro's conversion to a thrift, which is anticipated to occur on April 1, 1996, Greensboro will be subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). Greensboro will be required to file reports with the OTS describing its activities and financial conditions. In addition, because Greensboro has FDIC-insured deposits, Greensboro will remain subject to examination by the FDIC following its conversion to a thrift.

       Payment of Dividends. The Registrant is a legal entity separate and distinct from the Banks. Most of the revenues of the Registrant result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by the Registrant to its shareholders.

       Milledgeville and Greensboro (prior to its conversion to a thrift) are state chartered banks regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

       (a) Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

       (b) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

       (c) The ratio of equity capital to adjusted assets is not less than 6%.

          Following its conversion to a thrift, Greensboro will be subject to regulations of the OTS concerning the payment of dividends. The payment of dividends by the Registrant and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1995, retained earnings available from the Banks to pay dividends totalled approximately $1.3 million. For 1995, the Registrant's cash dividend payout to stockholders was 26% of net earnings.

       Monetary Policy. The results of operations of the Banks are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

       Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have proposed amending the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The proposed revisions are not expected to have a significant effect on the Registrant's capital requirements, if adopted in their current form.

       Similarly, OTS' regulatory capital regulations specify capital standards consisting of three components, a "core capital," a "tangible capital" and a "risk-base capital" requirement. These regulations require that thrifts maintain core capital in an amount of not less than 3% of adjusted total assets and tangible capital in an amount of not less than 1.5% of adjusted total assets. Under the OTS' regulatory capital regulations, federal savings banks are required to maintain capital equal to 8% of risk-weighted assets. The OTS requires assets to be weighted on the basis of risk and assigned a weighting factor of between 0% and 100%. Approximately one-half of risk-based capital must consist of core capital, and one-half may consist of other preferred stock, a portion of general loan loss reserves and other hybrid capital instruments such as convertible and subordinated debentures.

       Effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

       The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less.

Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, each of the Banks were "well capitalized" institutions at December 31, 1995.

       Set forth below are pertinent capital ratios for each of the Banks as of December 31, 1995.

                             Minimum Capital
                               Requirement              Milledgeville                      Greensboro
                             ---------------            -------------                     -----------
                       Tier One Capital to                17.44%                            12.62%
                          Risk-based
                          Assets 4.00%(1)
                       Total Capital to                   18.69%                            13.87%
                       Risk-based
                         Assets 8.00%(2)
                       Leverage Ratio (Tier One           10.69%                             8.30%
                         Capital to Total
                         Assets):  3.00% (3)

___________________________

(1)    Minimum required ratio for "well capitalized" banks is 6%
(2)    Minimum required ratio for "well capitalized" banks is 10%
(3)    Minimum required ratio for "well capitalized" banks is 5%


       REGULATIONS APPLICABLE TO FEDERAL SAVINGS BANKS. OTS regulations use the Qualified Thrift Lender ("QTL") test to determine a thrift's eligibility for Federal Home Loan Bank advances and for certain other purposes. Unless an institution qualifies as a QTL, its borrowing privileges from a Federal Home Loan Bank may be restricted, and it may be subject to other operating limitations. To meet the QTL test, an institution must maintain at least 65% of its assets in "Qualified Thrift Investments," which under the regulations consists of (i) loans made to purchase, refinance, construct, improve or repair domestic, residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or presenting an interest in mortgages on domestic, residential or manufactured housing, and
(iv) obligations issued by federal deposit insurance agencies. Subject to a limitation of 15% of assets, Qualified Thrift Investments may also include consumer loans, investments in certain subsidiaries, loans for construction of schools, churches, nursing homes and hospitals and 200% of investments in loans for low-to-moderate-income housing and certain other community oriented investments. Although Greensboro expects to qualify as a QTL under applicable regulations, there can be no assurance that it will do so.

       As a thrift, Greensboro will be required to maintain average daily balances of liquid assets (consisting of cash, certain time deposits, banker's acceptances, highly-rated corporate debt and commercial paper, securities of certain mutual funds and specific U.S. government, state of federal agency obligations) of not less than 5% of the total amount of its net withdrawable savings deposits plus short-term borrowings and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount.

       RECENT LEGISLATIVE AND REGULATORY ACTION. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which will compare an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Registrant and the Banks.

       Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

       On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the

Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

       On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

       On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

       On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish new or additional branch banks in up to three counties within the State of Georgia in which it does not currently have operations. After July 1, 1998, all restrictions on state-wide branching would be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.
Although Governor Miller has not yet signed the Georgia Intrastate Bill into law, he is expected to do so.

       FDIC INSURANCE ASSESSMENTS FOR THE BANK SUBSIDIARIES. The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Banks were assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

       On August 8, 1995, the FDIC lowered the BIF premium for healthy banks by 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $114,000 to the Banks for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, Greensboro will pay only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Milledgeville will pay an additional estimated $60,000 in premiums with respect to certain OAKAR deposits acquired from the Resolution Trust Corporation which are assessed at $.23 per $100 of deposits. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Banks would have been reduced by $475,000 and $300,000, respectively.

Executive Officers of the Registrant

     Executive officers are elected by the Board of Directors annually in January and hold office until the following January unless they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Registrant, and their ages, positions with the Registrant and terms of office, as of January
1, 1996, are as follows:

                                                    Officer of the
     Name (Age)             Principal Position      Registrant Since
     ---------              ------------------      ----------------

     Robert C. Oliver       President, Chief          1992
     (47)                   Executive Officer
                            and Director of
                            the Registrant and
                            Milledgeville;
                            Director of
                            Greensboro

     Michael E.             Senior Vice               1993
     Ricketson (46)         President and
                            Chief Financial
                            Officer of the
                            Registrant and
                            Milledgeville

     John H. Ferguson       Director and              1987
     (52)                   Secretary of the
                            Registrant;
                            Director of
                            Milledgeville


     Mr. Oliver has been President of Milledgeville since October 1992 and President of the Registrant since January 1993. He became a director of Milledgeville in October 1992, a director of Greensboro in January 1993 and a director of the Registrant in January 1993. He was Senior Vice President and Regional Executive of Wachovia Bank of Georgia prior to September 1992.

     Mr. Ricketson has been Senior Vice President of the
Registrant and Milledgeville since October 1993.  He was formerly
First Vice President and Financial Officer of First National
Bancorp from 1990 through April 1992. Prior to 1990 he was controller of the First National Bank of Gainesville.

     Dr. Ferguson has been a director of Milledgeville and the Registrant since 1977 and 1980, respectively. He became secretary of the Registrant in 1987. He is an orthodontist.

ITEM 2.   PROPERTIES.

     The executive offices of the Registrant and the main banking office of Milledgeville are located in a 22,800 square-foot facility at 150 West Greene Street, Milledgeville, Georgia. Both the building and the land for this facility, which includes parking and a five lane drive-in teller operation, are owned by Milledgeville. Milledgeville has a full-service branch located on North Columbia Street in Milledgeville, which includes drive-in facilities and an automated teller machine linked to the HONOR and CIRRUS networks of automated teller machines. The land and building for the branch are owned by Milledgeville.

     Greensboro owns the land and a 9,000 square-foot building, including drive-in teller lanes, for its banking facility located at 201 South Main Street, Greensboro, Georgia, approximately 35 miles from Milledgeville.

     None of the real properties owned by Milledgeville or Greensboro is subject to any encumbrances.

ITEM 3.   LEGAL PROCEEDINGS.

     The Registrant is not aware of any material pending legal proceedings to which the Registrant or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Registrant during the fourth quarter of its fiscal year.


                             PART II

ITEM 5.   REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Stock. Since 1987, the Registrant's Common Stock has been traded on a limited basis in the over-the-counter market and is included in The Nasdaq Stock Market ("Nasdaq") under the symbol "CSBC." Prior to 1987, there was no established public trading market for the Common Stock. The following table sets forth quarterly high and low sales prices per share of Common Stock as reported by IDD Information Services, Tradeline.


                                             Sales
                                             Prices

                                         High       Low
                                         ----       ----
     Year ended December 31, 1994
     First Quarter                       $7 1/4    4 1/4
       Second Quarter                     7 1/4    6
       Third Quarter                      7 1/4    6 1/2
       Fourth Quarter                     7        6


     Year ended December 31, 1995
       First Quarter                     $7 1/4     6
       Second Quarter                     7 3/4     6 1/2

       Third Quarter                      9 1/8     7
       Fourth Quarter                     9 1/4     8 3/8


     Year ended December 31, 1996
     First Quarter (through
     January 30, 1996)                   9 1/4     8

       As of February 20, 1996, the Registrant had 733 shareholders of record.

       Dividends. During fiscal 1995, the Registrant paid four cash dividends totaling $.175 per share of Common Stock. The Registrant paid cash dividends of $0.03 per share of Common Stock during fiscal 1994. The Registrant has also paid stock dividends from time to time. The primary source of funds available to the Registrant is the receipt of dividends from the Banks and management fees for managerial and administrative services provided to the Banks. The amount and frequency of dividends will be determined by the Registrant in light of the earnings, capital requirements and financial condition of the Registrant, and no assurances can be given that dividends will be declared in the future.


ITEM 6.   SELECTED FINANCIAL DATA.

       Selected financial data for each of the five years ended
December 31, 1995 is included under the caption "Financial
Review" on page 2 of the Registrant's 1995 Annual Report to
Shareholders and is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION.

       Management's discussion and analysis of financial condition and results of operation appears under the caption
"Financial Review" on pages 3 through 15 of the Registrant's 1995
Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The report of independent certified public accountants, the consolidated financial statements and notes to the consolidated financial statements on pages 16 through 36 of the Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       The Registrant changed accountants for the 1994 fiscal year in April, 1994. Disclosure concerning this change has previously been reported by the Registrant in a Current Report on Form 8-K, as amended.


                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 1996, previously filed with the Commission, is incorporated herein by reference. Pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of the Registrant is included in Item 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

       The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 1996, previously filed with the Commission, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

       The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 1996, previously filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information contained under the heading "Related Transactions" and under the heading "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 1996, previously filed with the Commission, is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

       (a) The following documents are incorporated herein by reference in Item 8 to this Report:

       1. Consolidated Financial Statements of Central and
          Southern Holding Company:

          Report of Independent Certified Public Accountants;

          Consolidated Balance Sheets as of December 31, 1995 and
          1994;

          Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993;

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993;

          Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993;

          Notes to Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993.

       2. Financial Statement Schedules:

          No Financial Statement Schedules are required to be filed as part of this Annual Report.

       3. Exhibits:

          The exhibits filed as a part of this Registration
       Statement are as follows:


Exhibit No.                     Description of Exhibit
----------                      ----------------------

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

10.1 Purchase and Assumption Agreement by and between Central and Southern Bank of Georgia and Bankers First Savings Bank, FSB dated April 14, 1994 (included as
                Exhibit 10.1 to the Registrant's annual report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission and incorporated herein by reference).

10.2 Central and Southern Holding Company Key Employee Stock Option Plan, dated August 19, 1993 (included as Exhibit 4(a) to Amendment No. 1 to the Registrant's Form S-8, Commission File No. 33-82518, previously filed with the Commission and incorporated herein by reference).*

10.3            Agreement, dated August 31, 1993 by and between Robert
                C. Oliver and Central and Southern Holding Company (included as Exhibit 10.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).*

10.4 Loan Agreement between The Citizens and Southern National Bank and Central and Southern Holding Company dated August 27, 1991 in the principal amount of $500,000, and related promissory note (included as Exhibit 10.9 to the Registrant's annual report on Form 10-K for the year ended December 31, 1991, previously filed with the Commission and incorporated herein by reference).

10.5 First Amendment to Loan Agreement, dated February 1, 1993, between Central and Southern Holding Company and NationsBank of Georgia, N.A. (formerly known as The Citizens & Southern National Bank), and related promissory note (included as Exhibit 10.6 to the Registrant's annual report on Form 10-K for the year ended December 31, 1992, previously filed with the Commission and incorporated herein by reference).

13 Central and Southern Holding Company Annual Report to Shareholders for the fiscal year ended December 31, 1995. With the exception of information expressly incorporated herein, the 1995 Annual Report to Shareholders is not deemed to be filed as a part of this Report on Form 10-K.

21 List of Subsidiaries of Central and Southern Holding Company (included as Exhibit 22 to the Registrant's annual report on Form 10-K for the year ended December 31, 1989, previously filed with the Commission and incorporated herein by reference).

23             Consent of Evans, Porter, Bryan & Company

99 Proxy Statement dated March 27, 1996 relating to the 1996 Annual Meeting of Shareholders.

_____________________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) The Registrant filed no current reports on Form 8-K during the fourth quarter of the 1995 fiscal year.

                            SIGNATURES


       Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    CENTRAL AND SOUTHERN HOLDING COMPANY


Date: March 27, 1996.       By:    /s/ Robert C. Oliver
                               Robert C. Oliver, President




                 POWER OF ATTORNEY AND SIGNATURES

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Oliver and Michael E. Ricketson, or either of them, as attorney-in-fact, either with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of the attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below on the 27th day of March, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

                      Signature and Capacity


               /s/ Robert C. Oliver
               Robert C. Oliver
               President and Director
                (Principal Executive Officer)


               /s/ Michael E. Ricketson
               Michael E. Ricketson
               Senior Vice President and Controller
                (Chief Financial and Accounting Officer)


             (Signatures continued on following Page)

            (Signatures continued from preceding Page)



               /s/ Albert F. Gandy
               Albert F. Gandy
               Chairman of the Board of Directors


               /s/ George S. Carpenter, Jr.
               George S. Carpenter, Jr.
                Director


               _______________________________
               Alan Davis
                Director


               _______________________________
               Don Ellis
                Director


               /s/ John Hopkins Ferguson
               John Hopkins Ferguson
                Director


                /s/ Ralph A. Harrington
               Ralph A. Harrington
               Director


               /s/ C. Steve McQuaig
               C. Steve McQuaig
               Director


               /s/ Gay H. Morgan
               Gay H. Morgan
               Director


               /s/ Thomas E. Owen, Jr.
               Thomas E. Owen, Jr.
               Director

                          Exhibit Index

                    Exhibit No.  Description of Exhibit
                    ----------   ----------------------
                         13      Central and Southern
                                 Holding Company Annual
                                 Report to Shareholders for
                                 the year ended December
                                 31, 1995

                                 With the exception of the
                                 information expressly
                                 incorporated herein, the
                                 1995 Annual Report to
                                 Shareholders is not deemed
                                 to be filed as part of
                                 this Report on Form 10-K.

                         23      Consent of Evans, Porter, Bryan
                                 & Company

                         27      Financial Data Schedule

                         99      Proxy Statement dated
                                 March 27, 1996 relating to
                                 the 1996 Annual Meeting of
                                 Shareholders.