Form 10-Q
period 1996-03-31
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1996-05-08
CIK 815032

FORM 10 Q
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                      Commission file number 0-15945

                   CENTRAL AND SOUTHERN HOLDING COMPANY
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


      Georgia                                  58-1413533
- ------------------------------               -------------------
(State or other jurisdiction of              (IRS employer
incorporation or organization)               identification no.)


     150 West Greene St.
     Milledgeville, Georgia                    31061
- ---------------------------------------      ----------
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


                          Yes  X           No
                              ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                            Outstanding at April 20, 1996
- --------------------------              -----------------------------
Common stock, $1 par value                        3,670,223

          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                                FORM 10-Q

                            TABLE OF CONTENTS





Part I.                                                               Page

Item 1.  Consolidated condensed financial statements..................  3
Item 2.  Management's discussion and analysis of financial
         condition and results of operations..........................  7

Part II.

Item 1.  Legal proceedings............................................ 12
Item 2.  Changes in securities........................................ 12
Item 3.  Defaults upon senior securities.............................. 12
Item 4.  Submission of matters to a vote of security holders.......... 12
Item 5.  Other information............................................ 12
Item 6.  Exhibits and reports on Form 8-K............................. 12

                CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                -----------------------------------------------------
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                        -------------------------------------

                                     (unaudited)
ASSETS                                                           MARCH 31, 1996     DECEMBER 31, 1995
                                                                     (dollar amounts in thousands)

       Cash and due from banks.........................             $   7,554            $  8,564
       Federal funds sold..............................                15,234              16,687
       Interest-bearing deposits with other banks......                   400               2,400
       Securities available for sale approximate
        amortized cost of $67,284 and $63,607 at
        March 31, 1996 and December 31, 1995...........                67,683              64,515

       Loans...........................................               113,843             114,406
       Less: Unearned income...........................                  (225)               (334)
             Allowance for loan losses.................                (4,224)             (4,190)
                                                                      -------             -------
             Net loans.................................               109,394             109,880

       Premises and equipment..........................                 3,976               2,878
       Other assets....................................                 2,815               2,923
                                                                      -------             -------
               TOTAL ASSETS                                          $207,056            $207,849
                                                                      =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
       Deposits:
               Noninterest-bearing.....................              $ 15,340            $ 16,669
               Interest-bearing........................               165,613             163,805
                                                                      -------             -------
                    Total deposits.....................               180,953             180,474
       Repurchase agreements...........................                 2,100               2,350
       Other liabilities...............................                 1,558               2,365
                                                                      -------             -------
               TOTAL LIABILITIES.......................               184,611             185,189
                                                                      -------             -------
Shareholders' Equity:
       Preferred stock, 2,000,000 shares authorized,
         none issued                                                    ---                  ---
       Common stock, $1 par value; authorized
         10,000,000 shares; issued
         3,777,017 shares..............................                 3,777              3,777
       Additional paid in capital......................                 6,492              6,492
       Unrealized gain (loss) on investment securities,
         net of tax....................................                   265                599
       Retained earnings...............................                12,895             12,339
       Treasury stock, at cost (106,794 and 59,528 shares)               (984)              (547)
                                                                      -------            -------
                TOTAL SHAREHOLDERS' EQUITY.............                22,445             22,660
                                                                      -------            -------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $207,056           $207,849
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

                     CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                     -----------------------------------------------------
                         CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                         ---------------------------------------------
                                          (unaudited)
                                           -----------

                                                                                              THREE MONTHS ENDED MARCH 31
                                                                                              ---------------------------
                                                                                (dollar amounts in thousands except per share data)

INTEREST INCOME                                                                                    1996                  1995
                                                                                                   ----                  ----

         Loans, including fees................................................                  $  2,962              $  2,709
         Investment securities:
                 Tax-exempt...................................................                       151                   163
                 Taxable......................................................                       876                   873
         Federal funds sold...................................................                       250                   223
                                                                                                  ------                ------
                 TOTAL INTEREST INCOME........................................                     4,239                 3,968
                                                                                                  ------                ------
INTEREST EXPENSE:
              Deposits........................................................                     2,163                 1,960
              Other borrowings................................................                        20                    51
                                                                                                  ------                ------
                 TOTAL INTEREST EXPENSE.......................................                     2,183                 2,011
                                                                                                  ------                ------
                 Net interest income..........................................                     2,056                 1,957
Provision for loan losses.....................................................                      (300)                 (200)
                                                                                                  ------                ------
Net interest income after provision for loan losses...........................                     2,356                 2,157
                                                                                                  ------                ------
NONINTEREST INCOME:
         Service charges on deposit accounts..................................                       168                   169
         Gain (loss) on sale of securities....................................                       ---                  (232)
         Other noninterest income.............................................                       103                   222
                                                                                                  ------                ------
                 TOTAL NONINTEREST INCOME.....................................                       271                   159
                                                                                                  ------                ------
NONINTEREST EXPENSE:
         Salaries and employee benefits.......................................                       912                   730
         Net occupancy and equipment expense..................................                       199                   184
         Other noninterest expense............................................                       501                   612
                                                                                                  ------                ------
                 TOTAL NONINTEREST EXPENSE....................................                     1,613                 1,526
                                                                                                  ------                ------
                 Earnings before income taxes ................................                     1,014                   790
Income taxes..................................................................                       272                   182
                                                                                                  ------                ------
                 Net earnings.................................................                   $   742                $  608
                                                                                                  ======                ======

PER SHARE INFORMATION:
         Net Earnings ........................................................                   $  0.20                $  .16
         Weighted average shares outstanding .................................                 3,683,957             3,777,017

                                     See accompanying notes to consolidated condensed financial statements.

                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               Three Months Ended March 31, 1996 and 1995
                                               (unaudited)

                                                                                                 1996            1995
                                                                                                 ----            ----
                                                                                             (dollar amounts in thousands)
Cash flows from operating activities:
   Net earnings                                                                                $   742          $   608
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Provision for loan losses                                                                    (300)            (200)
     Depreciation expense                                                                          101               97
     Amortization and accretion, net                                                                21               41
     Loss (Gain) on sale of securities                                                              --              232
     Changes in assets and liabilities:
                 Decrease in other assets                                                           97              579
                 Decrease in other liabilities                                                    (635)            (681)
                                                                                                 -----            -----
         Net cash provided by operating activities                                                  26              676
                                                                                                 -----            -----
Cash flows from investing activities:
  Decrease (increase) in interest earning deposits                                               2,000           (1,000)
   Proceeds from maturities and pay-downs of investment securities                               4,054            1,831
   Proceeds from sales of investment securities available for sale                                  --            3,755
   Purchases of investment securities                                                           (7,737)          (1,904)
   Net decrease in loans                                                                           787              329
   Additions to premises and equipment                                                          (1,199)             (69)
                                                                                                ------           ------
         Net cash provided by (used in) investing activities                                    (2,095)           2,942
                                                                                                ------           ------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                                             479             (914)
   Net increase in short term borrowings                                                          (250)          (3,950)
   Cash dividends paid                                                                            (187)            (151)
   Purchase of treasury stock                                                                     (436)              --
                                                                                                ------           ------
          Net cash (used in) financing activities                                                 (394)          (5,015)
                                                                                                ------           ------

         Net decrease in cash and cash equivalents                                              (2,463)          (1,397)
Cash and cash equivalents at beginning of period                                                25,251           22,102
                                                                                                ------           ------
Cash and cash equivalents at end of period                                                    $ 22,788          $20,705
                                                                                                ======           ======
Supplemental disclosures of cash flow information:
   Cash paid during the period:
         Interest                                                                             $  2,167          $ 1,980
         Income taxes                                                                         $    150


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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS


FINANCIAL CONDITION

At the end of the first quarter 1996, total assets had declined $793,000 from December 31, 1995. Total loans declined $563,000 from December 31, 1995. The loan decline is the result of the sales finance portfolio maturing rolloff of $1.5 Million during the same time period. However, increases in commercial and real estate loans helped offset the sales finance rolloff during the period.

Total liabilities decreased $578,000 from year end 1995. Short term borrowings declined as the Company paid down $250,000 of a repurchase agreement since year end 1995. Noninterest bearing deposits were down $1.3 Million by the end of the quarter due in part to the cyclical nature of these deposits.

The Company paid a $.05 dividend on its common stock on March 31, 1996. The financial strength of the Company continues to improve along with the ability to pay and possibly increase the dividend payout.


RESULTS OF OPERATIONS

For the three-month period, the Company recorded net income of $742,000 as compared to $608,000 for the same period in 1995. This net increase is due primarily to the following:
Net interest income increased $99,000.
A negative provision for loan losses increased pretax income $100,000 over the comparable periods.
Total noninterest income increased $112,000.
Total noninterest expense declined $87,000.
The reasons for these changes are discussed below.


Net Interest Income
- -------------------

Net interest income remained relatively stable in comparing the like periods. However, average earning assets increased approximately $8 Million and interest-bearing liabilities averages increased approximately $4 Million. These increases represent increased loan volume and increased interest-bearing accounts, mainly certificates of deposit. The net interest margin increased slightly over the comparable periods to 4.29% from 4.27%.


Provision for Loan Losses
- -------------------------

The Company recorded a negative provision of $300,000 for the quarter. The Company had net recoveries during the quarter of $334,000 from prior period charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery situation will continue due to the anticipated decline in charge offs and continued recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream as well as the overall level of the allowance for loan losses to loans outstanding.

Nonperforming Assets
- --------------------

     CONSOLIDATED
     NON PERFORMING ASSETS                    3/31/96     12/31/95     12/31/94
      (in thousands)                          ------      --------     --------

     Loans past due 90 days or more             $4          $12          $205
     Non accrual loans                         412          796         1,060
                                               ---        -----         -----
        Total nonperforming loans              416          808         1,265

     Other real estate                         547          594         1,110
                                               ---        -----         -----
        TOTAL NONPERFORMING ASSETS            $963       $1,402        $2,375
                                               ===        =====         =====


     Nonperforming loans/Total loans         0.37%         0.71%        1.17%

     Nonperforming assets/Total              0.85%         0.67%        1.16%

     Loan loss allowance/Total loans         3.72%         3.67%        4.00%
     Loan loss allowance/Nonperforming    1015.38%       518.56%      340.95%
        loans

The table above illustrates the changes in the level of nonperforming assets over the past quarters. Declining past due loans and workouts of nonaccrual loans have contributed to the improved condition. The coverage ratios have improved dramatically over the same periods. Management anticipates continued improvements in the levels of nonperforming loans and assets.


Noninterest Income
- ------------------

The Company's main source of noninterest income is service charges on deposit accounts which are flat in comparison to last year. Overall income is up due in large part to a loss on the sale of securities taken during the first quarter of 1995.


Noninterest Expense
- -------------------

Salaries and occupancy expense are up due to the Company's recent hiring of additional personnel required to open two new branches of a subsidiary bank. Other noninterest expenses are down for the three-month period due to the overall improved operations of the Company. The Company has taken necessary steps to improve its efficiencies without harming the delivery of services through the consolidation of several administrative and clerical functions. Management does not expect to see continued improvement in the noninterest expenses of the Company in the near future due to expansion of the Company's banking markets and the additional short term costs associated with the process.

Interest Rate Sensitivity Management
- ------------------------------------

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experience shows these deposits to be more stable over the course of one year. This management adjusted Gap indicates the Company to be somewhat asset sensitive in relation to changes in market interest rates.

GAP ANALYSIS (CUMULATIVE)
                                                                 Regulatory Defined
                                                        3-MONTH        6-MONTH        1-YEAR
                                                            (dollars in thousands)
                                                     ---------------------------------------
         Rate Sensitive Assets (RSA)                      66,570        82,124       110,219
         Rate Sensitive Liabilities (RSL)                 72,655        90,085       120,967
                                                          ------        ------       -------

         RSA minus RSL (Gap)                              (6,085)       (7,961)      (10,748)

         GAP RATIO (RSA/RSL)                                 .92           .91           .91

                                                              Management Defined
                                                        3-MONTH        6-MONTH        1-YEAR
                                                             (dollars in thousands)
                                                     ----------------------------------------
         Rate Sensitive Assets (RSA)                      69,544        87,570       118,639
         Rate Sensitive Liabilities (RSL)                 49,004        71,164       106,777
                                                          ------        ------       -------

         RSA minus RSL (Gap)                              20,540        16,406        11,862

         GAP RATIO (RSA/RSL)                                1.42          1.23          1.11

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

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $13.2 Million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $14.2 Million. Maturities in the loan portfolio also provide a steady flow of funds. The projected repayments on the Company's sales finance portfolio are $2 Million within one year. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At March 31, 1996, the loan to deposit ratio was 63%.

SHAREHOLDERS' EQUITY

     The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 10.60% at March 31, 1996, compared to 10.90% at December 31, 1995.

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

CAPITAL LEVELS

                                                         Milledgeville   Greensboro   Consolidated
                                                         -------------   ----------   ------------
         Tier 1 Capital Leverage Ratio                       10.57%         7.70%         10.23%

         Tier 1 Risk-based Capital Ratio                     17.41%        11.63%         16.57%
         Tier 2 Risk-based Capital Ratio                      1.25%         1.25%          1.25%
                                                             -------       ------         ------
         Total Risk-based Capital Ratio                      18.66%        12.88%         17.81%
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



CENTRAL AND SOUTHERN HOLDING COMPANY
- ------------------------------------
Registrant



Date  5/6/96                  /s/ Robert C. Oliver
                              Robert C. Oliver
                              President & Chief Executive Officer


Date  5/6/96                  /s/ Michael E. Ricketson
                              Michael E. Ricketson
                              Chief Accounting Officer