Form 10-Q
period 1996-06-30
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1996-08-13
CIK 815032

FORM 10 Q
                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                   Commission file number 0-15945

                CENTRAL AND SOUTHERN HOLDING COMPANY
       (Exact name of registrant as specified in its charter)

     Georgia                                58-1413533
- -------------------------------            -------------------
(State or other jurisdiction of            (IRS employer
incorporation or organization)             identification no.)


     150 West Greene St.
     Milledgeville, Georgia                  31061
- ---------------------------------------    ---------
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


                             Yes  X           No
                                 ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                          Outstanding at June 30, 1996
- --------------------------            ----------------------------
Common stock, $1 par value                         3,656,547


              CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                              FORM 10-Q

                          TABLE OF CONTENTS





Part I.                                                       Page

Item 1.  Consolidated condensed financial statements............3
Item 2.  Management's discussion and analysis of financial
         condition and results of operation.....................7

Part II.

Item 1.  Legal proceedings.....................................13
Item 2.  Changes in securities.................................13
Item 3.  Defaults upon senior securities.......................13
Item 4.  Submission of matters to a vote of security holders...13
Item 5.  Other information.....................................13
Item 6.  Exhibits and reports on Form 8-K......................13

         CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
         -----------------------------------------------------
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                 -------------------------------------

                            (unaudited)
Assets                                                    June 30, 1996       December 31, 1995
                                                              (dollar amounts in thousands)


    Cash and due from banks.....................              $8,030                 $8,564
    Federal funds sold..........................              11,870                 16,687
    Interest-bearing deposits with other banks..                 646                  2,400
    Securities available for sale approximate
     amortized cost of $73,228 and $63,607 at
     June 30, 1996 and December 31, 1995........              72,915                 64,515

    Loans.......................................             117,120                114,406
    Less: Unearned income.......................                (152)                  (334)
          Allowance for loan losses.............              (4,232)                (4,190)
                                                             -------                -------
          Net loans.............................             112,736                109,881

    Premises and equipment......................               4,434                  2,878
    Other assets................................               2,778                  2,923
                                                             -------                -------
            Total assets                                    $213,409               $207,849
                                                            ========               ========
Liabilities and Shareholders' Equity

Liabilities:
       Deposits:
         Noninterest-bearing....................             $17,382                $16,669
         Interest-bearing.......................             170,177                163,805
                                                             -------                -------
              Total deposits....................             187,559                180,474
       Short term borrowing.....................               2,100                  2,350
       Other liabilities........................               1,310                  2,365
                                                             -------                -------
               Total liabilities................             190,969                185,189
                                                             -------                -------
Shareholders' Equity:
       Preferred stock, 2,000,000 shares authorized,
         none issued                                             ---                    ---
       Common stock, $1 par value; authorized
         10,000,000 shares; issued
          3,777,017 shares......................               3,777                  3,777
       Additional paid in capital...............               6,492                  6,492
       Unrealized gain (loss) on investment securities,
         net of tax.............................                (210)                   599
       Retained earnings........................              13,487                 12,339
       Treasury stock, at cost (120,470 and 59,528 shares)    (1,106)                  (547)
                                                             -------                -------
                Total shareholders' equity......              22,440                 22,660
                                                             -------                -------
                Total liabilities and shareholders' equity  $213,409               $207,849
                                                            ========               ========
                See notes to consolidated financial statements.


           CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
           -----------------------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              ---------------------------------------------
                              (unaudited)

                                                                         Three Months Ended June 30
                                                           (dollar amounts in thousands except per share data)

Interest Income                                                                              1996                 1995
                                                                                             ----                 ----
        Loans, including fees.............................                                  $2,873               $2,726
        Investment securities:
                Tax-exempt................................                                     150                  162
                Taxable...................................                                     913                  870
        Federal funds sold................................                                     248                  249
                                                                                             -----                -----
                Total interest income.....................                                   4,184                4,007
                                                                                             -----                -----
Interest Expense:
              Deposits....................................                                   2,177                2,109
              Other borrowings............................                                      33                   11
                                                                                             -----                -----
                Total interest expense....................                                   2,210                2,120
                                                                                             -----                -----
                Net interest income.......................                                   1,974                1,887
Provision for loan losses.................................                                    (260)                (300)
                                                                                             -----                -----
Net interest income after provision for loan losses.......                                   2,234                2,187
                                                                                             -----                -----
Noninterest Income:
         Service charges on deposit accounts..............                                     178                  171
         Gain (loss) on sale of securities................                                      --                   --
         Other noninterest income.........................                                     116                  120
                                                                                             -----                -----
                 Total noninterest income.................                                     294                  291

Noninterest Expense:
         Salaries and employee benefits...................                                     885                  828
         Net occupancy and equipment expense..............                                     194                  199
         Other noninterest expense........................                                     484                  645
                                                                                             -----                -----
                 Total noninterest expense................                                   1,563                1,672
                                                                                             -----                -----
                 Earnings before income taxes.............                                     965                  806
Income taxes..............................................                                     183                  175
                                                                                             -----                -----
                 Net earnings.............................                                    $782                 $631
                                                                                          ========             ========

Per Share Information:
         Net earings......................................                                   $0.21                $0.17
         Weighted average shares outstanding..............                               3,664,739            3,777,017

                                     See notes to consolidated financial statements.

           CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
           -----------------------------------------------------
              CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
              ---------------------------------------------
                              (unaudited)

                                                                          Six Months Ended June 30
                                                           (dollar amounts in thousands except per share data)
Interest Income                                                                             1996                   1995
                                                                                            ----                   ----

        Loans, including fees..............................                                $5,834                 $5,435
        Investment securities:
               Tax-exempt..................................                                   300                    325
               Taxable.....................................                                 1,789                  1,742
        Federal funds sold.................................                                   499                    473
                                                                                            -----                  -----
               Total interest income.......................                                 8,423                  7,975
                                                                                            -----                  -----
Interest Expense:
              Deposits.....................................                                 4,339                  4,069
              Other borrowings.............................                                    53                     62
                                                                                            -----                  -----
               Total interest expense......................                                 4,393                  4,131
                                                                                            -----                  -----
               Net interest income.........................                                 4,030                  3,844
Provision for loan losses..................................                                  (560)                  (500)
                                                                                            -----                  -----
Net interest income after provision for loan losses........                                 4,590                  4,344
                                                                                            -----                  -----
Noninterest Income:
         Services charges on deposit accounts..............                                   346                    340
         Gain (loss) on sale of securities.................                                    --                   (232)
         Other noninterest income..........................                                   219                    341
                                                                                            -----                  -----
                 Total noninterest income..................                                   565                    449
                                                                                            -----                  -----

Noninterest Expense:
         Salaries and employee benefits....................                                 1,797                  1,558
         Net occupancy and equipment expense...............                                   394                    383
         Other noninterest expense.........................                                   986                  1,257
                                                                                            -----                  -----
                 Total noninterest expense.................                                 3,177                  3,198
                                                                                            -----                  -----
                 Earnings before income taxes..............                                 1,979                  1,595
Income taxes...............................................                                   455                    357
                                                                                            -----                  -----
                 Net earnings..............................                                $1,524                 $1,238
                                                                                         ========               ========

Per Share Information:
         Net earnings......................................                                 $0.41                  $0.33
         Weighted average shares outstanding...............                             3,674,318              3,777,017

                                    See notes to consolidated financial statements.



                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        Six Months Ended June 30, 1996 and 1995
                                      (unaudited)

                                                                              1996        1995
                                                                              ----        ----
                                                                           (dollar amounts in thousands)

Cash flows from operating activities
  Net earnings                                                               $1,524      $1,238
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Provision for loan losses                                                 (560)       (500)
     Depreciation expense                                                       188         197
     Amortization and accretion, net                                             40          72
     Loss (Gain) on sale of securities                                           --         232
     Changes in assets and liabilities:
                 Decrease in other assets                                       120       1,264
                 Decrease in other liabilities                                 (638)       (581)
                                                                              ------      ------
       Net cash provided by operating activities                                674         676
                                                                              ------      ------
Cash flows from investing activities:
  Decrease (increase) in interest earning deposits                             2,400     (1,900)
   Proceeds from maturities and pay-downs of investment securities             7,686      5,438
   Proceeds from sales of investment securities available for sale                --      3,757
   Purchases of investment securities                                        (17,972)    (6,028)
   Net (increase) decrease in loans                                           (2,295)     2,554
   Additions to premises and equipment                                        (1,744)      (129)
                                                                               ------     ------
       Net cash provided by (used in) investing activities                   (11,925)     3,692
                                                                               ------     ------
Cash flows from financing activities:
  Net (decrease) increase in deposits                                          7,085       (334)
  Net increase (decrease) in short term borrowings                              (250)    (6,615)
  Cash dividends paid                                                           (377)      (311)
  Purchase of treasury stock                                                    (558)        --
                                                                               ------     ------
       Net cash provided by (used in) financing activities                     5,900     (7,260)
                                                                               ------     ------
      Net decrease in cash and cash equivalents                               (5,351)    (1,647)
Cash and cash equivalents at beginning of period                              25,251     22,102
                                                                               ------     ------
Cash and cash equivalents at end of period                                   $19,900    $20,455
                                                                               ======    =======
Supplemental disclosures of cash flow information:
  Cash paid during the period:
        Interest                                                               4,549      4,314
        Income taxes                                                             300         80

                                    See notes to consolidated financial statements.





Central and Southern Holding Company
and Subsidiaries
Notes to Consolidated Condensed Financial Statements

(1)  Basis of Presentation

The consolidated condensed financial statements include the accounts of Central and Southern Holding Company (the "Company") and its wholly owned subsidiaries, The Central and Southern Bank of Georgia and The Central and Southern Bank of North Georgia, formerly The Central and Southern Bank of Greensboro. All significant intercompany accounts and transactions have been eliminated in consolidation.

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





     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


Financial Condition

At the end of the second quarter 1996, total assets had increased $5,560,000 from December 31, 1995. Total loans, net of unearned, increased $2,897,000 from December 31, 1995. The loan increase is attributable to increase demand for loans in the markets the Company serves. Balance sheet growth is being enhanced by the Company's expansion program. The Central and Southern Bank of North Georgia, formerly The Central and Southern Bank of Greensboro, became a federally chartered savings bank April 1, 1996. The primary reason for conversion to a saving bank was to take advantage of branching capabilities under the savings charter which are restrictive for commercial banks in the State of Georgia. The branching will allow the Company to expand into growth markets within the State.

Total liabilities increased $5,780,000 from year end 1995. Short term borrowings declined as the Company paid down $250,000 of a repurchase agreement since year end 1995. Noninterest bearing deposits were up $713,000 by the end of the quarter due in part to the cyclical nature of these deposits.

The Company paid a $.0525 dividend on its common stock on June 30, 1996. The financial strength of the Company continues to improve along with the ability to pay and possibly increase the dividend payout.


Results of Operations

For the three-month period, ended June 30,the Company recorded net income of $782,000 as compared to $631,000 for the same period in 1995. This net increase is due primarily to the following:
Net interest income increased $87,000.
Total noninterest expense declined $109,000.
The reasons for these changes are discussed below.

For the six-month period, ended June 30, the Company recorded net income of $1,524,000 as compared to $1,238,000 for the same period in 1995. This net increase is due primarily to the following:
Net interest income increased $186,000.
Total noninterest income increased $116,000.
Total noninterest expense declined $21,000.
The reasons for these changes are discussed below.


Net Interest Income
- -------------------

Net interest income remained relatively stable in comparing the three month periods. However, average earning assets increased approximately $9 Million and interest-bearing liabilities averages increased approximately $7 Million. Interest earning assets increased proportionally in loans and investment which brought the yield on earning assets down by four basis points. Likewise, the mix of interest-bearing liabilities remained constant as did the cost of interest-bearing liabilities which was 5.24% for both 1995 and 1996 periods. The net interest margin decreased slightly from the comparable period to 4.09% from 4.10%.

For the six-month period, net interest income is up $186,000. The main reason for the increase is due to average interest earning assets increasing $8.5 Million while interest bearing liabilities increasing only $5 Million. The net interest margin declined slightly to 4.19% compared to 4.21% for the comparable period.




Provision for Loan Losses
- -------------------------

The Company recorded a negative provision of $260,000 for the 2nd quarter 1996. The Company had net recoveries during the quarter of $267,000 from prior period charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery trend will continue due to the anticipated decline in charge offs and continued recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream as well as the overall level of the allowance for loan losses to loans outstanding.


The Company recorded a negative provision of $560,000 for the six-month period ended June 30, 1996. Net recoveries for the period were $601,000.



ASSET QUALITY (in thousands)             6/30/96   12/31/95  Change   Percent

Loans past due 90 days or more                $0       $12    (12)   -100.0%
Nonaccrual loans                             187       796   (609)    -76.5%
                                            ----      ----    ----
    Total nonperforming loans                187       808   (621)    -76.9%

Other real estate owned                      301       594   (293)    -49.3%
                                            ----      ----    ----
    Total nonperforming assets              $488    $1,402   (914)    -65.2%
                                           =====     =====   =====

Nonperforming loans/Total loans             0.16%     0.71%

Nonperforming assets/Total assets           0.24%     0.67%


Nonperforming Assets
- --------------------

The table above illustrates the changes in the level of nonperforming assets over the past quarters. Declining past due loans and workouts of nonaccrual loans have contributed to the improved condition. The coverage ratios have improved dramatically over the same periods. Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.



Noninterest Income
- ------------------

The Company's main source of noninterest income is service charges on deposit accounts which are up slightly in comparison to last year.

The loss on the sale of securities of $232,000 in 1995 was the major contributor of the overall increase for the six months period in 1996.


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

For the six-month period, ended June 30, 1996, the majority of the $21,000, decrease in noninterest expense has been in other operating expenses mainly FDIC insurance premium reductions. Salaries and employee benefits are up $239,000 due to the increased staffing necessary for the opening of a new branch banks of a subsidiary.

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

GAP ANALYSIS (cumulative)


                                       Regulatory Defined
                                 3-month     6-month      1-year
                                     (dollars in thousands)
                                ----------------------------------
Rate Sensitive Assets (RSA)       65,370      84,961      104,910
Rate Sensitive Liabilities(RSL)   69,792      93,373      127,067
                                  ------      ------       ------
      RSA minus RSL (Gap)         (4,422)     (8,412)     (22,157)
                                  ======      =======      =======
      Gap Ratio (RSA/RSL)            .94         .91          .83

                                       Management Defined
                                  3-month     6-month      1-year
                                      (dollars in thousands)
                                  -------------------------------
Rate Sensitive Assets (RSA)       69,218      93,158      117,456
Rate Sensitive Liabilities(RSL)   45,632      74,045      112,571
                                  ------      ------       ------
      RSA minus RSL (Gap)          23,586     19,113        4,885
                                  ======     =======       ======
      Gap Ratio (RSA/RSL)            1.52       1.26         1.04

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

     The  investment  portfolio  is  one  of   the  Company's primary
sources  of  liquidity.   Maturities  of  securities provide a constant flow
of funds which are available for cash needs. Investment securities that
contractually mature within one   year  total  $13.2  Million.  However,
mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backs and call provisions  on  other securities  increase  the
forecasted  cash  flow  from   the investment  portfolio within one year to
approximately  $33.0 Million.   Maturities in the loan portfolio  also
provide  a steady  flow  of  funds.  The  projected  repayments  on  the
Company's sales finance portfolio are $1.5 Million within one year.   The
Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At June 30, 1996, the loan to deposit ratio was 62%.

SHAREHOLDERS' EQUITY

     The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 10.52% at June 30, 1996, compared to 10.90% at December 31, 1995.

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

Capital Levels

                                Milledgeville     North Georgia   Consolidated
                                -------------     -------------   ------------
Tier 1 Capital Leverage Ratio       10.80%            7.50%           9.97%

Tier 1 Risk-based Capital Ratio     17.95%           11.55%          16.12%
Tier 2 Risk-based Capital Ratio      1.25%            1.25%           1.25%
                                  --------          -------       ----------
Total Risk-based Capital Ratio      19.20%           12.80%          17.37%
                                 =========          =======       ==========


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



CENTRAL AND SOUTHERN HOLDING COMPANY
- ------------------------------------
Registrant



Date  8/13/96                 /s/ Robert C. Oliver
                              Robert C. Oliver
                              President & Chief Executive Officer


Date  8/13/96                 /s/ Michael E. Ricketson
                              Michael E. Ricketson
                              Chief Accounting Officer