Form 10-Q
period 1996-09-30
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1996-11-14
CIK 815032

FORM 10 Q
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                      Commission file number 0-15945

                   CENTRAL AND SOUTHERN HOLDING COMPANY
          (Exact name of registrant as specified in its charter)

     Georgia                                   58-1413533
 -------------------------------             ------------------
 (State or other jurisdiction of             (IRS employer
 incorporation or organization)              identification no.)

     150 West Greene St.
     Milledgeville, Georgia                    31061
 ----------------------------------------    ----------
 (address of principal executive offices)    (zip code)

     Registrants telephone number, including area code 912-457-3500
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  X           No
                             ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                      Outstanding at September 30, 1996
--------------------------         ---------------------------------
Common stock, $1 par value                  3,656,547


           CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                                 FORM 10-Q

                             TABLE OF CONTENTS





Part I.                                                              Page

Item 1.  Consolidated condensed financial statements...................3
Item 2.  Management's discussion and analysis of financial
         condition and results of operation............................7

Part II.

Item 1.  Legal proceedings............................................13
Item 2.  Changes in securities........................................13
Item 3.  Defaults upon senior securities..............................13
Item 4.  Submission of matters to a vote of security holders..........13
Item 5.  Other information............................................13
Item 6.  Exhibits and reports on Form 8-K.............................13

                 CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                 -----------------------------------------------------
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         -------------------------------------

                                     (unaudited)

Assets                                                          September 30, 1996       December 31, 1995
                                                                   (dollar amounts in thousands)

    Cash and due from banks............................                $7,472                   $8,564
    Federal funds sold.................................                15,783                   16,687
    Interest-bearing deposits with other banks.........                   645                    2,400
    Securities available for sale approximate
     amortized cost of $69,072 and $63,607 at
     September 30, 1996 and December 31, 1995..........                68,900                   64,515

    Loans..............................................               120,869                  114,406
    Less: Unearned income..............................                  (103)                    (334)
          Allowance for loan losses....................                (4,190)                  (4,190)
                                                                      -------                  -------
          Net loans....................................               116,576                  109,882

    Premises and equipment.............................                 5,576                    2,878
    Other assets.......................................                 2,884                    2,923
                                                                      -------                  -------
            Total assets                                             $217,836                 $207,849
                                                                     ========                 ========
Liabilities and Shareholders' Equity

Liabilities:

    Deposits:
           Noninterest-bearing.........................               $18,088                  $16,669
           Interest-bearing............................               171,775                  163,805
                                                                      -------                  -------
                Total deposits.........................               189,863                  180,474
    Short term borrowings..............................                 3,038                    2,350
    Other liabilities..................................                 1,858                    2,365
                                                                      -------                  -------
            Total liabilities..........................               194,759                  185,189
                                                                      -------                  -------
Shareholders' Equity:
    Preferred stock, 2,000,000 shares authorized,
      none issued                                                         ---                      ---
    Common stock, $1 par value; authorized
      10,000,000 shares; issued
      3,777,017 shares.................................                 3,777                    3,777
    Additional paid in capital.........................                 6,492                    6,492
    Unrealized gain (loss) on investment securities,
      net of tax.......................................                  (114)                     599
    Retained earnings..................................                14,042                   12,339
    Treasury stock, at cost (121,213 and 59,528 shares)                (1,120)                    (547)
                                                                      -------                  -------
          Total shareholders' equity...................                23,077                   22,660
                                                                      -------                  -------
          Total liabilities and shareholders' equity                 $217,836                 $207,849
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
                              -----------

                                                                                  Three Months Ended September 30
                                                                    (dollar amounts in thousands except per share data)

Interest income                                                                        1996                 1995
                                                                                       ----                 ----
        Loans, including fees..................................                       $3,046               $2,811
        Investment securities:
               Tax-exempt......................................                          147                  156
               Taxable.........................................                          986                  944
        Federal funds sold.....................................                          177                  176
                                                                                       -----                -----
               Total interest income...........................                        4,356                4,087
                                                                                       -----                -----
Interest expense:
             Deposits..........................................                        2,229                2,096
             Other borrowings..................................                           35                    1
                                                                                       -----                -----
               Total interest expense..........................                        2,264                2,097
                                                                                       -----                -----
               Net interest income.............................                        2,092                1,990
Provision for loan losses......................................                         (270)                (250)
                                                                                       -----                -----
Net interest income after provision for loan losses............                        2,362                2,240
                                                                                       -----                -----
Noninterest income:
        Service charges on deposit accounts....................                          179                  170
        Gain (loss) on sale of securities......................                           --                   --
        Other noninterest income...............................                          113                   35
                                                                                       -----                -----
                Total noninterest income.......................                          292                  205
                                                                                       -----                -----
Noninterest expense:
        Salaries and employee benefits.........................                          953                  782
        Net occupancy and equipment expense....................                          238                   90
        Other noninterest expense..............................                          542                  645
                                                                                       -----                -----
                Total noninterest expense......................                        1,733                1,517
                                                                                       -----                -----
                Earnings before income taxes...................                          921                  928
Income taxes...................................................                          158                  260
                                                                                       -----                -----
                Net earnings...................................                         $762                 $668
                                                                                    ========             ========
Per Share Information:
   Net earings.................................................                        $0.21                $0.18
   Weighted average shares outstanding.........................                    3,656,547            3,777,017

                               See notes to consolidated financial statements.

          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
          -----------------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
             ---------------------------------------------
                             (unaudited)
                             -----------

                                                                                     Nine Months Ended September 30
                                                                      (dollar amounts in thousands except per share data)

                                                                                         1996                  1995
                                                                                         ----                  ----
Interest income

        Loans, including fees......................................                    $8,881                 $8,245
        Investment securities:
                Tax-exempt.........................................                       448                    481
                Taxable............................................                     2,774                  2,686
        Federal funds sold.........................................                       676                    649
                                                                                        -----                  -----
                Total interest income..............................                    12,779                 12,062
                                                                                        -----                  -----
Interest Expense:
             Deposits..............................................                     6,568                  6,166
             Other borrowings......................................                        89                     63
                                                                                        -----                  -----
               Total interest expense..............................                     6,657                  6,229
                                                                                        -----                  -----
               Net interest income.................................                     6,122                  5,833
Provision for loan losses..........................................                      (830)                  (750)
                                                                                        -----                  -----
Net interest income after provision for loan losses................                     6,952                  6,583
                                                                                        -----                  -----
Noninterest Income:
     Service charges on deposit accounts...........................                       525                    509
     Gain (loss) on sale of securities.............................                        --                   (228)
     Other noninterest income......................................                       332                    373
                                                                                        -----                  -----
             Total noninterest income..............................                       857                    655
                                                                                        -----                  -----
Noninterest Expense:
        Salaries and employee benefits.............................                     2,750                  2,340
        Net occupancy and equipment expense........................                       633                    239
        Other noninterest expense..................................                     1,527                  2,137
                                                                                        -----                  -----
                Total noninterest expense..........................                     4,910                  4,716
                                                                                        -----                  -----
                Earnings before income taxes.......................                     2,899                  2,522
Income taxes.......................................................                       613                    617
                                                                                        -----                  -----
                Net earnings.......................................                    $2,286                 $1,905
                                                                                     ========               ========

Per Share Information:
         Net earnings..............................................                     $0.62                  $0.51
         Weighted average shares outstanding.......................                 3,668,163              3,777,017

                                    See notes to consolidated financial statements.


             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

             Nine Months Ended September 30, 1996 and 1995
                           (unaudited)


                                                                       1996            1995
                                                                       ----            ----
                                                                   (dollar amounts in thousands)

Cash flows from operating activities:
   Net earnings                                                       $2,286          $1,905
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Provision for loan losses                                          (830)           (750)
     Depreciation expense                                                288             283
     Amortization and accretion, net                                     109             111
     Loss (gain) on sale of securities                                   -0-             228
     Changes in assets and liabilities:
         (Increase) Decrease in other assets                             (57)           1,330
          Decrease in other liabilities                                 (140)           (255)
                                                                      ------          ------
      Net cash provided by operating activities                        1,656           2,852
                                                                      ------          ------
Cash flows from investing activities:
   Decrease (increase) in interest earning deposits                    2,400          (1,100)
   Proceeds from maturities and pay-downs of investment securities    14,435          10,191
   Proceeds from sales of investment securities available for sal        -0-           3,757
   Purchases of investment securities                                (20,558)        (13,524)
   Net increase in loans                                              (5,865)           (195)
   Additions to premises and equipment                                (2,986)           (517)
                                                                     ------          ------
      Net cash used in investing activities                         (12,574)         (1,388)
                                                                     ------          ------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                9,389            (192)
   Net increase (decrease) in short term borrowings                     688          (6,615)
   Cash dividends paid                                                 (582)           (481)
   Purchase of treasury stock                                          (573)             --
                                                                     ------          ------
       Net cash provided by (used in) financing activities            8,922          (7,288)
                                                                     ------          ------
     Net decrease in cash and cash equivalents                       (1,996)         (5,824)
Cash and cash equivalents at beginning of period                     25,251          22,102
                                                                     ------          ------
Cash and cash equivalents at end of period                          $23,255         $16,278
                                                                     ======         =======
Supplemental disclosures of cash flow information:
   Cash paid during the period:
      Interest                                                        6,502           6,241
      Income taxes                                                      838             140

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

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

Financial Condition

At the end of the third quarter 1996, total assets had increased $9,987,000 from December 31, 1995. Total loans, net of unearned, increased $6,694,000 from December 31, 1995. The loan increase is attributable to increased demand for loans in the markets the Company serves. Balance sheet growth is being enhanced by the Company's expansion program. The Company branched into Barrow County, Georgia during the second quarter and the Barrow County operation has contributed to the overall growth of the balance sheet. Another branch will open in November in Hall County, Georgia, to capitalize on this high growth area of the state. The Central and Southern Bank of North Georgia, formerly The Central and Southern Bank of Greensboro, became a federally chartered savings bank on April 1, 1996. The primary reason for conversion to a saving bank was to take advantage of branching capabilities under the savings charter which are restrictive for commercial banks in the State of Georgia. The branching will allow the Company to expand into growth markets within the state.

Total liabilities increased $9,570,000 from year-end 1995.
Noninterest-bearing deposits were up $1,419,000 by the end of the quarter due in part to the cyclical nature of these deposits.
Interest-bearing deposits were up $7,970,000 due to the new markets being opened by the Company.

The Company paid a $.0575 dividend on its common stock on September 30, 1996. The financial strength of the Company continues to improve along with the ability to pay, and possibly increase, the dividend payout.

Results of Operations

For the three-month period ended September 30,the Company recorded net income of $762,000 as compared to $668,000 for the same period in 1995. This net increase is due primarily to the following:
     Net interest income increased $102,000.
     Total noninterest income increased $87,000.
     Total noninterest expense increased $216,000.
     The reasons for these changes are discussed below.

For the nine-month period ended September 30, the Company recorded net income of $2,286,000 as compared to $1,905,000 for the same period in 1995. This net increase is due primarily to the following:
     Net interest income increased $289,000.
     Total noninterest income increased $202,000.
     Total noninterest expense increased $194,000.
     The reasons for these changes are discussed below.

Net Interest Income
-------------------
Net interest income increased moderately in comparing the three month periods. However, average earning assets increased approximately $15 million and average interest-bearing liabilities increased approximately $14 million. Yields on earning assets declined by ten (10) basis points and costs of interest-bearing liabilities decreased by three (3) basis points. The net interest margin decreased slightly from the comparable period to 4.20% from 4.30%.

For the nine-month period, net interest income is up $289,000. The main reason for the increase is due to average interest-earning assets increasing $9.8 million while interest-bearing liabilities increasing only $6.9 million. The net interest margin declined slightly to 4.21% compared to 4.22% for the comparable period.

Provision for Loan Losses
-------------------------
The Company recorded a negative provision of $270,000 for the third quarter 1996. The Company had net recoveries during the quarter of $230,000 from prior period charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery trend will continue due to the anticipated decline in charge offs and continued recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream, as well as the overall level of the allowance for loan losses to loans outstanding.

The Company recorded a negative provision of $830,000 for the nine-month period ended September 30, 1996. Net recoveries for the period were $830,000.

  ASSET QUALITY (in thousands)         9/30/96   12/31/95  Change   Percent

 Loans past due 90 days or more           $117        $12   (105)   -875.0%
 Nonaccrual loans                          476        796   (320)    -40.2%
                                          ----       ----   ----
   Total nonperforming loans               593        808   (215)    -26.6%

   Other real estate owned                 306        594   (288)    -48.5%
                                          ----       ---    ----
   Total nonperforming assets             $899     $1,402   (503)    -35.9%
                                         =====      =====   =====
  Nonperforming loans/Total loans         0.49%     0.71%
  Nonperforming assets/Total assets       0.41%     0.67%

Nonperforming Assets
--------------------
The table above illustrates the changes in the level of nonperforming assets over the past quarters. Declining past-due loans and workouts of nonaccrual loans have contributed to the improved condition. The coverage ratios have improved dramatically over the same periods. Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.

Noninterest Income
------------------
The Company's main source of noninterest income is service charges on deposit accounts which are up slightly in comparison to last year.

The loss on the sale of securities of $228,000 in 1995 was the major contributor of the overall increase for the nine-month period in 1996.

Noninterest Expense
-------------------
Salaries and occupancy expense are up due to the Company's recent hiring of additional personnel required to open two new branches of a subsidiary bank. Other noninterest expenses are down for the three-month period due to the overall improved operations of the Company. Through the consolidation of several administrative and clerical functions, the Company has taken necessary steps to improve its efficiencies without harming the delivery of services. Management does not expect to see continued improvement in the noninterest expenses of the Company in the near future due to expansion of the Company's banking markets and the additional short term costs associated with the process.

For the nine-month period ended September 30, 1996, noninterest expense is up $194,000. Salaries and employee benefits are up $410,000 due to the increased staffing necessary for the opening of new branch banks of a subsidiary.

Interest Rate Sensitivity Management
------------------------------------
Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest-rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experience shows these deposits to be more stable over the course of one year. This management-adjusted Gap indicates the Company to be somewhat asset sensitive in relation to changes in market interest rates.

GAP ANALYSIS (cumulative)
                                             Regulatory Defined
                                   3-month     6-month      1-year
                                        (dollars in thousands)
                                   -------------------------------

   Rate Sensitive Assets (RSA)      84,122      98,985     116,795
   Rate Sensitive Liabilities(RSL)  80,947     103,638     137,280
                                    ------      ------      ------
   RSA minus RSL (Gap)               3,175      (4,653)    (20,485)
                                    ======     =======     =======
   Gap Ratio (RSA/RSL)                1.04         .96         .85

                                             Management Defined
                                   3-month      6-month     1-year
                                        (dollars in thousands)
                                   -------------------------------
   Rate Sensitive Assets (RSA)      84,234       99,001    116,244
   Rate Sensitive Liabilities(RSL)  60,473       88,063    126,604
                                    ------       ------     ------
   RSA minus RSL (Gap)              23,761       10,938    (10,360)
                                    ======      =======    =======
   Gap Ratio (RSA/RSL)                1.39         1.12        .92


The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and a most likely interest rate scenario allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. Each month management updates all available data concerning cash flows of assets and liabilities, changes in market interest rates, and expectations as to new volumes of loans.

LIQUIDITY

     Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds, and borrowed funds.

     The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $6.2 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $20.0 million. Maturities in the loan portfolio also provide a steady flow of funds. The projected repayments on the Company's sales finance portfolio are $1 million within one year. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At September 30, 1996, the loan-to-deposit ratio was 63.6%.

SHAREHOLDERS' EQUITY

     The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 10.59% at September 30, 1996, compared to 10.90% at December 31, 1995.

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

Capital Levels

                                 Milledgeville     North Georgia    Consolidated
                                 -------------     -------------    ------------
Tier 1 Capital Leverage Ratio        11.47%            7.90%           10.31%

Tier 1 Risk-based Capital Ratio      19.15%           10.91%           16.53%
Tier 2 Risk-based Capital Ratio       1.25%            1.25%            1.25%
                                     -----            -----            -----
Total Risk-based Capital Ratio       20.40%           12.16%           17.78%
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



CENTRAL AND SOUTHERN HOLDING COMPANY
------------------------------------
Registrant



Date                               /s/ Robert C. Oliver
                                   Robert C. Oliver
                                   President & Chief Executive Officer


Date                               /s/ Michael E. Ricketson
                                   Michael E. Ricketson
                                   Chief Accounting Officer

1