Form 10-K
period 1996-12-31
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1997-03-26
CIK 815032

Securities And Exchange Commission
                      Washington, D.C. 20549

                          FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934

           For the fiscal year ended December 31, 1996

                 Commission file number 0-15945

         Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

               Central and Southern Holding Company
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Georgia                          58-1413533
         ----------------------------------------------------
         (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)     Identification No.)

          P.O. Drawer 748, Milledgeville, GA        31061
          -----------------------------------------------
          (Address of principal executive       (Zip Code)
                             offices)

Registrant's telephone number, including area code: (912) 457-3500

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1.00 par value
                           -----------------------------
                                 (Title of class)

     Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes   X   No
                                 ----     ----


     Aggregate market value of the voting stock held by non affiliates of the Registrant as of March 12, 1997:
$47,495,799 based on $13.00 per share, the closing sale price of the Common Stock as quoted on The Nasdaq Stock Market. See
Item 12

     At March 12, 1997 there were issued and outstanding
3,653,523 shares of Common Stock, par value $1.00 per share.

                DOCUMENTS INCORPORATED BY REFERENCE.



                                  PART I

ITEM 1.   BUSINESS.


General


     Central and Southern Holding Company (the "Company") was organized under the laws of Georgia in 1980 and is a registered bank holding company. All of the Company's activities are conducted by its wholly-owned subsidiaries, The Central and Southern Bank of Georgia ("Milledgeville") and The Central and Southern Bank of North Georgia ("North Georgia") (collectively, the "Banks"), which were organized as Georgia banking corporations in 1874 and 1926, respectively. North Georgia was formerly known as The Central and Southern Bank of Greensboro until its name was changed in 1996. During 1996, the Company received regulatory approval to convert North Georgia to a federal savings bank and opened branches in Winder and Gainesville, Georgia. The bank was converted to a thrift charter on April 1, 1996.


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


          On February 3, 1997, the Company executed a definitive agreement of reorganization and plan of merger with First Alliance/Premier Bancshares, Inc. (Premier), a Marietta, Georgia-based bank holding company. Premier will be the surviving corporation. In the transaction each of the Company's outstanding common shares will be converted into one share of Premier common stock. The deal is expected to close in the second quarter and is subject to approval by regulatory authorities and stockholders of the Company.


Markets


     The Company conducts general banking activities through the Banks primarily in Baldwin, Greene, Barrow, Hall and surrounding counties of Georgia. Customers of the Banks are primarily consumers and small businesses.


Deposits


     The Banks offer a full range of depository accounts and services to both consumers and businesses. At December 31, 1996, the Banks' deposits, totaling an aggregate of approximately $195,000,000, consisted of approximately $18,000,000 in noninterest-bearing demand deposits (9% of total deposits); approximately $41,000,000 in interest-bearing demand deposits (21% of total deposits); approximately $9,000,000 in savings deposits (5% of total deposits); approximately $88,000,000 in time deposits in amounts less than $100,000 (47% of total deposits); and approximately $39,000,000 in time deposits of $100,000 or more (18% of total deposits).


Loans


     The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Banks' customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. From 1975 through 1992, Milledgeville's principal source of loans was the purchase of sales finance contracts for new and used motor vehicles and, to a lesser extent, mobile homes. This portfolio grew to $89 million (including unearned interest) by December 31, 1991. Under new management, Milledgeville discontinued the purchase of sales finance contracts in April, 1993, and by December 31, 1996 the sales finance portfolio of Milledgeville had contracted to approximately $1,314,000.

Lending Policy

     The current lending strategy of the Banks is to make loans only to local customers or to national or international firms doing business locally. Unsecured loans normally will not be made to persons who do not reside or work in the Banks' primary trade areas. Secured loans can be made to customers outside the Banks' trade areas who are well established and have net worth and collateral to support the loan. Real estate loans usually are made only when such loans are secured by real property located in Baldwin County, in the case of Milledgeville, or in Greene, Barrow, and Hall Counties, in the case of North Georgia.

      The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of each of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a borrower.

Employees

     As of January 1, 1997, the Banks had 91 full-time employees and 15 part-time employees. The Company has no salaried employees. Neither Milledgeville nor North Georgia is a party to any collective bargaining agreement, and the Banks believe that their employee relations are good.

Competition

     The banking business is highly competitive. The Banks compete with other banks, many of which are substantially larger and have greater financial resources than the Banks.
In particular, Milledgeville competes with four other banks in Baldwin County, and North Georgia competes with two other banks in Greene County. The Banks also compete with other financial service organizations, including savings and loan associations and finance companies, insurance companies, credit unions and certain governmental agencies. To the extent that the Banks must maintain non-interest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially similar sources of funds. Further, the deregulation of banks, savings and loan associations and other financial institutions and the increased competition from investment bankers and brokers and other financial service organizations has had a significant impact on the competitive environment in which the Banks operate.

Supervision and Regulation

     General. The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

     The Company must also register with the Department of Banking and Finance (the "DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Company and the Banks and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company and each of the Banks.

     The Company is an "affiliate" of the Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Banks to the Company, (ii) investments in the stock or securities of the Company by the Banks, (iii) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower and (iv) the purchase of assets from the Company by the Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Milledgeville, as a state banking association organized under Georgia law, is subject to the supervision of, and, is regularly examined by the DBF and the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving Milledgeville. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

     North Georgia is a Federal-chartered thrift subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). North Georgia is required to file reports with the OTS describing its activities and financial conditions.

     Payment of Dividends. The Company is a legal entity separate and distinct from the Banks. Most of the revenues of the Company result from dividends paid to it by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by the Banks, as well as by the Company to its shareholders.

     Milledgeville is a state chartered bank regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

          North Georgia is subject to regulations of the OTS concerning the payment of dividends. The payment of dividends by the Company and the Banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earning. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Banks. At December 31, 1996, retained earnings available from the Banks to pay dividends totaled approximately $2.0 million. For 1996, the Company's cash dividend payout to stockholders was 27% of net earnings.

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

   Capital Adequacy. The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have proposed amending the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards expected to have a significant effect on the Company's capital requirements, if adopted in their current form.

     Similarly, OTS' regulatory capital regulations specify capital standards consisting of three components, a "core capital," a "tangible capital" and a "risk-based capital" requirement. These regulations require that thrifts maintain core capital in an amount of not less than 3% of adjusted total assets and tangible capital in an amount of not less than 1.5% of adjusted total assets. Under the OTS' regulatory capital regulations, federal savings banks are required to maintain capital equal to 8% of risk-weighted assets. The OTS requires assets to be weighted on the basis of risk and assigned a weighting factor of between 0% and 100%. Approximately one-half of risk-based capital must consist of core capital, and one-half may consist of other preferred stock, a portion of general loan loss reserves and other hybrid capital instruments such as convertible and subordinated debentures.

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

   The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least
10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total riskbased capital ratio of at least
8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%;
(4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the FDIC's regulations, each of the Banks were "well capitalized" institutions at December 31, 1996.

     Set forth below are pertinent capital ratios for each of the Banks as of December 31, 1996.

             Minimum Capital
               Requirement          Milledgeville          North Georgia
               -----------          -------------          -------------
     Tier One Capital to               18.27%                  10.52%
      Risk-based
      Assets 4.00%(1)

     Total Capital to                  19.54%                  11.77%
      Risk-based
      Assets 8.00%(2)

     Leverage Ratio (Tier One          11.87%                  N/A
      Capital to Average
      Assets):  3.00% (3)

     Tangible Capital to               N/A                      7.27%
      Tangible Assets 4.00%

___________________________

(1)  Minimum required ratio for "well capitalized" banks is 6%
(2)  Minimum required ratio for "well capitalized" banks is 10%
(3)  Minimum required ratio for "well capitalized" banks is 5%


     Regulations Applicable to Federal Savings Banks. OTS regulations use the Qualified Thrift Lender ("QTL") test to determine a thrift's eligibility for Federal Home Loan Bank advances and for certain other purposes. Unless an institution qualifies as a QTL, its borrowing privileges from a Federal Home Loan Bank may be restricted, and it may be subject to other operating limitations. To meet the QTL test, an institution must maintain at least 65% of its assets in "Qualified Thrift Investments," which under the regulations consists of (i) loans made to purchase, refinance, construct, improve or repair domestic, residential or manufactured housing, (ii) home equity loans, (iii) securities backed by or presenting an interest in mortgages on domestic, residential or manufactured housing, and (iv) obligations issued by federal deposit insurance agencies. Subject to a limitation of 15% of assets, Qualified Thrift Investments may also include consumer loans, investments in certain subsidiaries, loans for construction of schools, churches, nursing homes and hospitals and 200% of investments in loans for low-to-moderate-income housing and certain other community oriented investments. Although North Georgia expects to qualify as a QTL under applicable regulations, there can be no assurance that it will do so.

    As a thrift, North Georgia will be required to maintain average daily balances of liquid assets (consisting of cash, certain time deposits, banker's acceptances, highly-rated corporate debt and commercial paper, securities of certain mutual funds and specific U.S. government, state of federal agency obligations) of not less than 5% of the total amount of its net withdrawable savings deposits plus short-term borrowings and to maintain average daily balances of short-term liquid assets of not less than 1% of such total amount.

     Recent Legislative and Regulatory Action. On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which will compare an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions.
The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Company and the Banks.

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

          On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia, excluding any branches established by a bank in a county in which it has current operations. After July 1, 1998, all restrictions on state-wide branching are removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

     FDIC Insurance and FICO Assessments for the Bank Subsidiaries. The Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Banks were assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks by 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $114,000 to the Banks for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, North Georgia paid only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Milledgeville paid $180,000 in premiums with respect to certain OAKAR deposits acquired from the Resolution Trust Corporation which were assessed at $.23 per $100 of deposits and an additional one time assessment during 1996. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Banks would have been reduced by $475,000 and $300,000, respectively.

   On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted. This Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26th that the premium for the first six months for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance. As a result, the Banks will pay no premium for deposit insurance in the first six months of 1997 and a first quarter FICO bond assessment of $19,000. The Bill also provided for certain limited regulatory relief and modifications to certain out-of-date regulations.



Executive Officers of the Company

     Executive officers are elected by the Board of Directors annually in January and hold office until the following
January unless they sooner resign or are removed from office by the Board of Directors.

     The executive officers of the Company, and their ages, positions with the Company and terms of office, as of January
1, 1997, are as follows:

                                                                 Officer of the
Name (Age)                 Principal Position                    Company Since
----------                 ------------------                    -------------

Robert C. Oliver (48)      President, Chief Executive Officer         1992
                           and Director of the Company and
                           Milledgeville; Director of North
                           Georgia

Michael E. Ricketson (47)  Executive Vice President, Chief            1993
                           Financial Officer and Director of
                           the Company and Chief Financial
                           Officer  of Milledgeville

John H. Ferguson (53)      Director and Secretary of the              1987
                           Company; Director of Milledgeville

     Mr. Oliver has been President of Milledgeville since October 1992 and President of the Company since January 1993. He became a director of Milledgeville in October 1992, a director of North Georgia in January 1993 and a director of the Company in January 1993. He was Senior Vice President and Regional Executive of Wachovia Bank of Georgia prior to September 1992.

     Mr. Ricketson has been Executive Vice President of the Company since 1996 and Chief Financial Officer of Milledgeville since October 1993. He was formerly First Vice President and Financial Officer of First National Bancorp from 1990 through April 1992. Prior to 1990 he was controller of the First National Bank of Gainesville.

   Dr. Ferguson has been a director of Milledgeville and the Company since 1977 and 1980, respectively. He became secretary of the Company in 1987. He is an orthodontist.

ITEM 2.   PROPERTIES.

     The Company owns a parcel of land and a 7,000 square-foot building in Winder, Georgia which is leased to North Georgia as a bank branch.

   The executive offices of the Company and the main banking office of Milledgeville are located in a 22,800 square-foot facility at 150 West Greene Street, Milledgeville, Georgia. Both the building and the land for this facility, are owned by Milledgeville. Milledgeville has two full-service branches located on North Columbia Street in Milledgeville, which includes drive-in facilities and an automated teller machine linked to the HONOR and CIRRUS networks of automated teller machines. The land and buildings for the branches are owned by Milledgeville.

     North Georgia owns the land and a 9,000 square-foot building, including drive-in teller lanes, for its banking facility located at 201 South Main Street, Greensboro,
Georgia, approximately 35 miles from Milledgeville.

     None of the real properties owned by Company, Milledgeville, or North Georgia is subject to any encumbrances.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not aware of any material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                           PART II


ITEM 5.   COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Stock. Since 1987, the Company's Common Stock has been traded on a limited basis in the over-the-counter market and is included in The Nasdaq Stock Market ("Nasdaq") under the symbol "CSBC." Prior to 1987, there was no established public trading market for the Common Stock. The following table sets forth quarterly high and low sales prices per share of Common Stock as reported by Nasdaq.

                                                    Sales Prices
                                               ----------------------
                                                  High         Low
                                               ----------   ---------

Year ended December 31, 1995
     First Quarter                              $ 7 1/4        6
     Second Quarter                               7 3/4        6 1/2
     Third Quarter                                9 1/8        7
     Fourth Quarter                               9 1/4        8 3/8


Year ended December 31, 1996
     First Quarter                              $ 9 3/8        8 1/2
     Second Quarter                               9 1/8        8 1/4
     Third Quarter                                8 7/8        8 3/8
     Fourth Quarter                              12 5/8        8 3/4

First Quarter 1997 (through February 25, 1997)  $13 1/8       11

     Dividends. During fiscal 1996, the Company paid four cash dividends totaling $.22 per share of Common Stock. The Company paid cash dividends of $0.175 per share of Common Stock during fiscal 1995. The Company has also paid stock dividends from time to time. The primary source of funds available to the Company is the receipt of dividends from the Banks and management fees for managerial and administrative services provided to the Banks. The amount and frequency of dividends will be determined by the Company in light of the earnings, capital requirements and financial condition of the Company, and no assurances can be given that dividends will be declared in the future.

ITEM 6.   SELECTED FINANCIAL DATA.

Years ended December 31:                 1996     1995     1994     1993     1992
                                         ----     ----     ----     ----     ----
                                            (in thousands except per share data)
Interest income                          $17,236  $16,274  $16,769  $20,938  $28,986
Interest expense                           8,956    8,381    8,916   11,307   16,766
Net interest Income                        8,280    7,893    7,853    9,631   12,220
Provision for possible loan losses        (1,016)  (1,038)  ----      2,725   11,842
Other income                               1,263      934    1,660    1,110    2,237
Other expense                              6,975    6,683    7,499    8,707    6,796
Net earnings (loss)                        2,954    2,559    1,617     (111)  (2,983)


Per share data:
Net earnings (loss)                         0.81     0.68     0.44    (0.05)   (0.88)
Cash dividends declared                     0.22    0.175     0.03              0.10

Note payable to bank                       1,600      250                        300
Average total equity                      22,917   21,480   19,435   19,002   19,104
Average total assets                     212,833  200,579  227,412  259,651  305,332


Ratios:
Net earnings (loss) to average assets      1.39%    1.28%    0.71%  (0.04)%  (0.98)%

Net earnings (loss) to average equity     12.89%   11.91%    8.32%  (0.58)% (15.61)%

Dividend payout ratio                     27.16%   25.82%    6.82%  N/A      N/A

Average equity to average assets          10.77%   10.71%    8.55%    7.32%    6.26%



                                        1996         1995         % Change
                                        ----         ----         --------
                                       (in thousands except per share data)
Statement of condition:
Assets                              $225,786     $207,849            8.63%
Loans, net of unearned interest      126,433      114,071           10.84%
Deposits                             195,165      180,474            8.14%
Stockholders' equity                  23,905       22,660            5.49%


Statement of earnings:
Net interest income                    8,280        7,893            4.90%
Provision for loan losses            (1,016)      (1,038)          (2.12)%
Other income                           1,263          934           35.22%
Other expense                          6,975        6,683            4.37%
Net earnings                           2,954        2,559           15.46%


Per share data
Book value                              6.52         6.10            7.21%
Net earnings                            0.81         0.68           18.88%
Cash dividends declared                 0.22        0.175           25.71%


Performance ratios
Return on average total assets         1.39%        1.28%
Return on average total equity        12.89%       11.91%

Average balances and interest rates, interest yields/rates on a fully taxable equivalent basis


   The following table details average balances of interest-earning assets and interest-bearing liabilities, the fully taxable equivalent amount of interest earned/paid, and the fully taxable equivalent yield/rate for each of the three years in the period ended December 31, 1996. The loan averages include nonaccrual loans.

                                                     1996                            1995                            1994
                                                     ----                            ----                            ----
                                                              Yield/                          Yield/                          Yield/
                                        Avg.Bal.     Int.      Rate     Avg.Bal.     Int.      Rate     Avg.Bal.     Int.      Rate
                                        --------     ----     ------    --------     ----     ------    --------     ----     ------
                                                                            (in  thousands)
ASSETS

Loans, net of unearned interest         $117,251   $11,975    10.21%    $108,273   $11,190    10.34%    $113,712   $11,125    9.78%
Interest-bearing deposits other banks      1,397        46     3.29%       1,404        55     3.92%         ---       ---
Investment securities:
     Taxable                              58,624     3,626     6.19%      58,906     3,531     5.99%      70,596     3,957    5.61%
     Non-taxable                           9,892       901     9.11%       9,894     1,017    10.28%      13,690     1,380   10.08%
Federal funds sold                        17,242       952     5.52%      14,250       828     5.81%      18,813       776    4.12%
                                          ------       ---     -----      ------       ---                ------       ---
Total interest earning assets            204,406   $17,500     8.56%     192,727   $16,621     8.62%     216,811   $17,238    7.95%
                                                   =======                         =======                         =======

Allowance for loan losses                (4,274)                         (4,299)                         (4,732)
Other assets                              12,701                          12,151                          15,333
                                          ------                          ------                          ------
Total assets                            $212,833                        $200,579                        $227,412
                                        ========                        ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Savings and interest-bearing
Demand deposits                          $48,126     1,588     3.30%     $42,627    $1,319     3.09%     $53,242    $1,523    2.86%
Time deposits                            121,678     7,227     5.94%     118,398     6,988     5.90%     128,829     7,054    5.48%
Repurchase agreements                      1,252        65     5.22%       1,379        74     5.36%       6,704       339    5.06%
Note payable to bank                       1,100        76     6.94%         ---       ---                   ---       ---
                                           -----        --     -----         ---       ---                   ---       ---
Total interest-bearing liabilities       172,156    $8,956     5.20%     162,404    $8,381     5.16%     188,775    $8,916    4.72%
                                                    ======                          ======                          ======

Demand deposits                           16,414                          15,561                          18,004
Other liabilities                          1,346                           1,134                           1,198
                                           -----                           -----                           -----
Total liabilities                        189,916                         179,099                         207,977

Total stockholders' equity                22,917                          21,480                          19,435
                                          ------                          ------                          ------
Total liabilities and stockholders'
equity                                  $212,833                        $200,579                        $227,412
                                        ========                        ========                        ========

Net interest income                                 $8,544                          $8,240                          $8,322

Net interest margin                                            4.18%                           4.28%                          3.84%
Net interest spread                                            3.36%                           3.46%                          3.23%


Volume - rate analysis

The following table shows a summary of the changes in interest income and interest expense on a fully taxable equivalent basis resulting from changes in volume and changes in rates for each category of interest-earning assets and interest-bearing liabilities for 1996/1995 and 1995/1994. Changes not solely attributable to a change in rate or volume are allocated proportionately relative to the total change of rate and volume.

                                         1996 versus 1995                              1995 versus 1994
                                         ----------------                              ----------------
                                  Increase (decrease) due to change in:         Increase (decrease) due to change: in:
                                 Volume          Yield/                              Volume        Yield/
                                 Outstanding     Rate      Total                Outstanding        Rate          Total
                                 -----------     ----      -----                -----------        ----          -----
                                                           (dollars in thousands)
Interest income on:
    Deposits with other banks    $ ---           $(9)      $(9)                      $55           $---          $55
    Loans                          915          (130)       785                    (546)            611           65
  Investment securities:
    Taxable                       (17)            112        95                    (687)            261        (426)
    Non-taxable                                 (116)     (116)                    (390)             27        (363)
  Federal funds sold               163           (39)       124                    (217)            269           52
                                   ---           ----       ---                    -----            ---           --
       Total interest income     1,061          (182)       879                  (1,785)          1,168        (617)
                                 -----          -----       ---                  -------          -----        -----

Interest expense on:
  Saving and interest-bearing
      demand deposits              178             91       269                    (321)            117        (204)
  Time deposits                    195             44       239                    (594)            528         (66)
  Repurchase agreements            (7)            (2)       (9)                    (284)             19        (265)
  Notes payable to bank             76           ----        76                     ----           ----         ----
                                    --           ----        --                     ----           ----         ----
      Total interest expense       442            133       575                  (1,199)            664        (535)
                                   ---            ---       ---                  -------            ---        -----
Net interest income               $619         $(315)      $304                   $(586)           $504        $(82)
                                  ====         ======      ====                   ======           ====        =====


A sound credit policy and careful, consistent credit review are vital to a successful lending program. The Banks operate under written loan policies which attempt to maintain a consistent lending philosophy, provide sound traditional credit decisions, provide an adequate return and render service to the communities in which the banks are located. Credit reviews and loan examinations help confirm that the Banks are adhering to these loan policies.

The Banks make both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Banks' customers. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis.

From 1975 through 1992, Milledgeville's principal source of loans was the purchase of sales finance loans for new and used motor vehicles and to a lesser extent, mobile homes. This portfolio grew to $89,000,000 (including unearned interest) by December 31, 1991. Under new management, Milledgeville discontinued the operation in April, 1993. This has resulted in the sales finance portfolio declining to $1,314,000 by December 31, 1996.


LOANS

The amount of loans outstanding by loan type at the indicated dates are shown in the following tables according to type of loan :

                                           December 31,
                                           ------------
                                   1996     1995     1994     1993     1992
                                   ----     ----     ----     ----     ----
                                                   (dollars  in thousands)
Commercial, financial and
      agricultural              $22,260  $25,178  $26,103  $32,574  $29,108
Real estate-construction         27,696   21,747   13,271    3,263    9,291
Real estate-mortgage             64,145   51,104   41,204   36,703   48,281
Sales finance                     1,314    5,822   18,233   43,952   86,398
Consumer installment             11,091   10,554   10,397   11,146   12,503
                                 ------   ------   ------   ------   ------
                                126,506  114,405  109,208  127,638  185,581

Less:
    Unearned income                (73)    (334)  (1,478)  (4,886) (12,523)
    Allowance for loan losses   (4,164)  (4,190)  (4,313)  (4,681)  (5,106)
                                -------  -------  -------  -------  -------
          Loans, net           $122,269 $109,881 $103,417 $118,071 $167,952
                               ======== ======== ======== ======== ========

Of the loans maturing after one year, approximately
$49,000,000 have fixed rates and approximately $23,000,000 have variable rates. The maturity of real estate construction and commercial, financial and agricultural loans outstanding at December 31, 1996 are as follows:

LOAN MATURITIES

                                                              Commercial,
                                        Real estate           financial
                                        construction          and agricultural
                                        ------------          ----------------
                                                  (in thousands)

In one year or less                       $24,181               $10,485
After one year but within five years        1,457                10,735
After five year                             2,058                 1,040
                                            -----                 -----
        Total                             $27,696               $22,260
                                          =======               =======


All loans carry some degree of risk. The risk is reflected in the consolidated financial statements by the allowance for loan losses, the amount of loans charged off and the provision for loan losses charged to operating expense. It is the Company's policy that when a loss is identified, it is charged against the loan loss allowance in the current period. The policy regarding recognition of losses requires immediate recognition of a loss if significant doubt exists as to principal repayment. In addition, consumer installment credit is generally recognized as a loss when it becomes 90 days or more past due, or the consumer has filed for protection under the bankruptcy laws. A loss will not be recognized if the underlying collateral or the customer's financial position makes a loss improbable.

     The Company's provision for loan losses is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance for loan losses to absorb future losses. Some of the factors considered by management in determining the amount of the provision and resulting allowance include: (1) credit reviews of individual loans; (2) gross and net loan charge-offs in the current year;
(3) growth in the loan portfolio; (4) the current level of the allowance in relation to total loans and to historical loss levels, (5) past due and nonaccruing loans; (6) collateral values of properties securing loans; (7) the composition of the loan portfolio (types of loans); and (8) management's estimate of future economic conditions and the resulting impact on the Company. The Company made $1,016,000 of negative provisions to the allowance for loan losses during the year. See Provision for Loan Losses for discussion of the negative provisions.

ALLOWANCE FOR LOAN LOSSES


The following table summarizes loan balances at the end of each year, average loans outstanding during the year and activity in the allowance for loan losses for each of the last five years.

                                                                    Years ended December 31,
                                                                    ------------------------
                                                                1996     1995     1994     1993     1992
                                                                ----     ----     ----     ----     ----
                                                                             (in thousands)

Amount of loans, net of unearned income & allowance
for loan losses at end of year                              $122,269 $109,881 $103,417 $118,071 $167,952
                                                            ======== ======== ======== ======== ========
Average loans, net of unearned income                       $117,252 $108,273 $113,712 $145,016 $184,560
                                                            ======== ======== ======== ======== ========
Allowance for loan losses at
    beginning of year                                         $4,190   $4,313   $4,681   $5,106   $2,513
                                                              ------   ------   ------   ------   ------
Loans charged off:
    Commercial, financial, and agricultural                       17      167      826      838    1,544
    Real estate loans                                             36      231      741      694    3,911
   Consumer installment                                          310      838    1,613    3,723    5,086
                                                                 ---      ---    -----    -----    -----
       Total loans charged off                                   363    1,236    3,180    5,255   10,541
                                                                 ---    -----    -----    -----   ------
Recoveries of loans previously charged off:
    Commercial, financial, and agricultural                      117      324      493      148       23
    Real estate loans                                            166       92      210      115       91
    Consumer installment                                       1,070    1,735    2,109    1,842    1,178
                                                               -----    -----    -----    -----    -----
       Total loans recovered                                   1,353    2,151    2,812    2,105    1,292
                                                               -----    -----    -----    -----    -----
                 Net (recoveries) charge-offs                  (990)    (915)      368    3,150    9,249
                                                               -----    -----      ---    -----    -----
Provision for loan losses                                    (1,016)  (1,038)      ---    2,725   11,842
                                                             -------  -------      ---    -----   ------
Allowance for loan losses at end of year                      $4,164   $4,190   $4,313   $4,681   $5,106
                                                              ======   ======   ======   ======   ======
Ratio of net charge-offs (recoveries)to average net loans
outstanding                                                   (.84)%   (.85)%     .32%    2.17%    5.01%


A coordinated effort is undertaken to identify risks in the loan portfolio for management purposes and to establish the loan loss provision and resulting allowance. A regular, formal and ongoing loan review is conducted to identify loans with unusual risks. The primary responsibility for this review rests with the management of the individual banks. Their work is supplemented with reviews by the Company's internal audit
staff.   Bank regulatory agencies provide additional levels of
review. This process provides information which helps in assessing the quality of the portfolio, assists in the prompt identification of problems and potential problems and aids in deciding if a loan represents a loss which should be recorded immediately or a risk for which an allowance should be maintained. Management believes this continuous effort will identify the majority of potential problem loans and recognize their impact on future earnings.


If, as a result of the Company's loan review and evaluation procedures, it is determined that payment of interest on a commercial or real estate loan is questionable, it is the Company's policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a "cash basis" and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful. A loan can be reinstated to full accrual status when and if the borrower's financial condition and payment performance can justify sustainable performance of all conditions and terms of the loan.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary at each year end to provide for losses being incurred within the categories of loans set forth in the table below, based on the previous year's gross charge-offs in each category as a percentage of total charge-offs. The components of the allowance for loan losses for each of the past five years, and the percent of loans in each category to total loans are presented below .

Allowance allocation by loan category

                                                  1996     1995     1994     1993     1992
                                                  ----     ----     ----     ----     ----
                                                                (in thousands)

                                                         <c
Commercial, financial and agriculture             $562   $1,089     $690     $702     $510
Consumer installment                             2,823    2,125    3,062    2,247    3,116
Real estate                                        779      976      561    1,732    1,480
                                                   ---      ---      ---    -----    -----
                                                $4,164   $4,190   $4,313   $4,681   $5,106
                                                ======   ======   ======   ======   ======

Percent of loans by category to total loans

Commercial, financial and agriculture              18%      22%      24%      26%      16%
Consumer installment                               10%      14%      26%      43%      53%
Real estate                                        72%      64%      50%      31%      31%
                                                   ---      ---      ---      ---      ---
                                                  100%     100%     100%     100%     100%
                                                  ====     ====     ====     ====     ====

Although it is the Company's policy to immediately charge off as loss all loan amounts judged to be uncollectible, historical experience indicates that certain losses exist in the loan portfolio which have not been specifically identified. To anticipate and provide for these unidentifiable losses, the allowance for loan losses is established by charging the provision for loan losses expense against current earnings.
No portion of the resulting allowance is in any way allocated or restricted to any individual loan or group of loans. The entire allowance is available to absorb losses from any and all loans.

The following table presents nonperforming loans at December 31, 1996, 1995, 1994, 1993 and 1992. Nonperforming loans consist solely of loans which are contractually past due 90 days or more as to interest or principal payments (past-due loans) and loans accounted for on a nonaccrual basis (nonaccrual loans).

NONPERFORMING LOANS

                              Past-due loans          Nonaccrual loans
                              --------------          ----------------
                                           (in thousands)

December 31, 1996                  $---                    $201
December 31, 1995                    12                     796
December 31, 1994                   205                   1,060
December 31, 1993                    99                   2,761
December 31, 1992                   674                   2,879



Total interest income recognized on nonperforming loans for the year ended December 31, 1996 was $104,000. Additional interest income of $20,000 would have been recorded in 1996 if all nonperforming loans had performed in accordance with their original terms.

NONPERFORMING ASSETS

Nonperforming assets of the Company peaked in June, 1993.
They have steadily declined since that time. Nonperforming assets have declined by $1,828,000, or 77% since December 31, 1994.

The following table analyzes nonperforming assets for each of the past three years.

                                                       1996     1995     1994
                                                       ----     ----     ----
                                                            (in thousands)
Loans past due 90 days or more                         $        $12      $205
Non accrual loans                                       201     796     1,060
                                                        ---     ---     -----
   Total nonperforming loans                            201     808     1,265

Other real estate                                       346     594     1,110
                                                        ---     ---     -----
   Total nonperforming assets                          $547  $1,402    $2,375
                                                       ====  ======    ======

Nonperforming loans/Total loans, net of unearned      0.16%   0.71%     1.17%
Nonperforming assets/Total assets                     0.24%   0.67%     1.16%

Loan loss allowance/Total loans, net of unearned      3.29%   3.67%     4.00%
Loan loss allowance/Nonperforming loans           2,072.74% 518.56%   340.95%



The allowance for loan losses as a percentage of non-performing loans (including loans past due ninety days or more) was 2,073% at December 31, 1996, compared to 519% at December 31, 1995. Management considers the current level of the allowance for loan losses more than adequate to absorb losses from loans in the portfolio. Management's determination of the adequacy of the allowance for loan losses, which is based on the factors and risk identification procedures previously discussed, requires the use of judgments and estimations that may change in the future. Unfavorable changes in the factors used by management to determine the adequacy of the allowance, or the availability of new information, could cause the allowance for loan losses to be increased or decreased in future periods.

Generally, the Company's market areas have not experienced rapid increases in real estate property values or significant overbuilding. Therefore, in management's opinion, real estate loan collateral values in the Company's market areas should not be as vulnerable to significant deterioration, as would other market areas which have experienced rapidly increasing property values and significant overbuilding. However, collateral values, are difficult to estimate and are subject to change depending on economic conditions, the supply of and demand for properties, and other factors. The Company attempts to mitigate the risky nature of real estate lending by adhering to conservative loan underwriting standards and by diversifying the portfolio within its market area and within industry groups.

INVESTMENT SECURITIES

The carrying values of investment securities at the indicated dates are presented below:

                                                  December 31,
                                                  ------------
                                              1996     1995     1994
                                              ----     ----     ----
                                                  (in  thousands)

U.S. Treasury and U.S. Gov't agencies      $21,150  $23,996  $25,344
State and municipals                         9,735    9,578   10,248
Mortgage-backed securities                  32,626   29,558   35,179
Other                                          645      475      491
                                               ---      ---      ---
Total                                      $64,156  $63,607  $71,262
                                           =======  =======  =======

Investment portfolio policy stresses quality and liquidity. At December 31, 1996, the average maturity of U. S. Treasury and government agency securities was 2.9 years and the average maturity of obligations of states and political subdivisions was 4.98 years. Mortgage-backed securities had an average maturity of 12.50 years due to purchases of adjustable rate mortgage securities which adjust annually. Overall, the average maturity of the portfolio was 8.19 years using contractual maturities and slightly greater than 2.40 years using expected maturities. Expected maturities differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities purchased during the last several years have primarily short to intermediate term maturities.


The following table shows the contractual maturities of investment securities at December 31, 1996 and the average yields (for all obligations on a fully taxable basis assuming a 34% tax rate) on such securities:

Investment Securities Maturing

                                                             After One Within          After Five Within
                                        Within One Year        Five Years                 Ten Years          After Ten Years
                                        ---------------        ----------                 ---------          ---------------
                                              Amount   Yield      Amount     Yield            Amount     Yield    Amount    Yield
                                              ------   -----      ------     -----            ------     -----    ------    -----
                                                                         (in thousands)

U.S. Treasury and U.S. Gov't agencies         $2,410   6.24%     $18,741     6.48%            $  ---       ---    $  ---      ---
State and municipal                            2,094  11.13%       3,615     9.17%             3,774     9.30%       252   11.50%
Mortgage-backed securities                     1,925   4.93%      11,685     6.93%             5,160     6.01%    13,856    6.21%
                                               -----              ------                       -----              ------
Total                                         $6,429   6.87%     $34,041     6.93%            $8,934     7.48%   $14,108    6.45%
                                              ======             =======                      ======             =======


The estimated fair market value of the Company's investment portfolio at December 31, 1996, was $422,000 above amortized cost. Market values vary significantly as interest rates change; however, management expects normal maturities in the portfolio to meet and exceed liquidity requirements.

Of the tax-free securities rated by Moody's Investors Service, Inc., 80% are rated "A" or better. Twenty percent of the tax free bond portfolio is non-rated. These non-rated securities are principally issued by various political subdivisions within the State of Georgia. The portfolio is carefully monitored to assure there is no unreasonable concentration of securities in the obligations of a single debtor.

LIQUIDITY

Liquidity is an important factor in the financial condition of the Company and affects the Company's ability to meet the borrowing needs and deposit withdrawal requirements of its customers. Assets, consisting principally of loans and investment securities, are funded by customer deposits, purchased funds and borrowed funds.

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Contractual investment securities that mature within one year total $6.4 Million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage-backed securities and call provisions on state and municipals increase the forecasted cash flow from the investment portfolio within one year to approximately $18 Million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At December 31, 1996, the loan to deposit ratio was 65%.

AVERAGE DEPOSITS

The following table summarizes average deposits and related weighted average rates for each of the three years in the period ended December 31, 1996.

                                                     Years ended December 31,
                                                     ------------------------
                                          1996             1995             1994
                                          ----             ----             ----
                                        Amount   Rate    Amount   Rate    Amount   Rate
                                        ------   ----    ------   ----    ------   ----
                                                        (in thousands)

Noninterest-bearing demand deposits    $16,414    ---   $15,561    ---   $18,004    ---

Savings and interest-bearing
demand deposits                         48,126  3.30%    42,627  3.09%    53,242  2.86%

Time deposits                          121,678  5.94%   118,398  5.90%   128,829  5.48%
                                       -------          -------          -------
Total average deposits                $186,218  4.73%  $176,586  4.70%  $200,075  4.29%
                                      ========         ========         ========

The maturities of certificates of deposit of $100,000 or more as of December 31, 1996 are presented below:

                              (in thousands)

3 months or less                     $10,613
Over 3 through 6 months               14,000
Over 6 through 12 months               8,290
Over 12 months                         6,297
                                       -----
                                     $39,200
                                     =======

The Company had short-term borrowings of $5,021,000 at December 31, 1996. These borrowings represent $3,421,000 of repurchase agreements and $1,600,000 line of credit. The repurchase agreements include seven day automatic renewal agreements as well as daily automatic renewal agreements with interest rates paying from 75 to 50 basis points under the daily Federal funds rate. The weighted average interest rate was 4.65% at December 31, 1996. The repurchase agreements maximum amount during the year was $3,500,000 with a weighted average interest rate of 4.70%. The line of credit of credit has a variable rate indexed to the prime rate and was at 7.50% at December 31, 1996.

The Company had short-term borrowings of $2,600,000 at December 31, 1995. These borrowings represented two repurchase agreements and one line of credit. The repurchase agreements were seven day automatic renewal agreements with interest rates paying from 75 to 50 basis points under the daily Federal funds rate. The weighted average interest rate was 5.35% at December 31, 1995. The repurchase agreements maximum amount during the year 1995 was $6,715,000 with a weighted average interest rate of 5.34%. The line of credit of $250,000 has a variable rate indexed to the prime rate and was at 7.75% at December 31, 1995.


STOCKHOLDERS' EQUITY

The Company maintains a ratio of stockholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of stockholders' equity to total assets was 10.59% at December 31, 1996, compared to 10.90% at December 31, 1995 and 9.55% at December 31, 1994. The Company has initiated a stock repurchase program that allows the purchase of up to 170,000 shares of the Company's common stock for treasury purposes. At December 31, 1996, the Company has repurchased 123,494 shares of common stock.

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

The minimum standard for the ratio of total capital to risk weighted assets is 8%. At least 50% of that capital level must consist of common equity, undivided profits and noncumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier I capital"). The remainder ("Tier II capital") may consist of a limited amount of other preferred stock, mandatory convertible securities, subordinated debt and a limited amount of the allowance for loan losses. The sum of Tier I capital and Tier II capital is "total risk-based capital."

The Federal Reserve and the FDIC also adopted regulations which supplement the risk-based guidelines to include a minimum leverage ratio of 3% of Tier I capital to total assets less goodwill (the "leverage ratio"). Depending upon the risk profile of the institution and other factors, the regulatory agencies may require a leverage 1% to 2% higher than the minimum 3% level.

The following table summarizes the Company's capital ratios at December 31, 1996 and 1995.

                                                          Minimum
                                   1996     1995        Requirements
                                   ----     ----        ------------

Tier 1 Capital leverage ratio    11.49%   10.59%             3%

Tier 1 Risk-based capital ratio  15.22%   17.15%             4%
Tier 2 Risk-based capital ratio   1.25%    1.25%

Total Risk-based capital ratio   16.47%   18.40%             8%


The Company's common stock has been traded on a limited basis in the over-the-counter market and is included in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "CSBC" and is listed on the NASDAQ National Market System.

The following table sets forth quarterly high and low sales prices per share of common stock as reported by NASDAQ for each of the last three years.

                                1996             1995             1994
                                ----             ----             ----
                              High     Low      High     Low     High     Low
                              ----     ---      ----     ---     ----     ---
                                              <c
First quarter                9 3/8   8 1/4    $7 1/4      $6   $7 1/4  $4 1/4
Second quarter               9 1/8   8 1/4     7 3/4   6 1/2    7 1/4       6
Third quarter                8 7/8   8 3/8     9 1/8       7    7 1/4   6 1/2
Fourth quarter              12 5/8   8 3/4     9 1/4   8 3/8        7       6


As of February 15, 1997, the Company had approximately 712 shareholders of record. The following table presents dividends and earnings per share by quarter for each of the last three years.

                              1996                    1995                    1994
                      Dividends   Earnings    Dividends   Earnings    Dividends   Earnings
                      ---------   --------    ---------   --------    ---------   --------
First Quarter            $.0500       $.20       $.0400       $.16  $         -       $.06
Second Quarter            .0525        .21        .0425        .17            -        .10
Third Quarter             .0575        .21        .0450        .18            -        .17
Fourth Quarter            .0600        .19        .0475        .17          .03        .11


The Company's board of directors had suspended the payment of dividends in 1992 in order that the Banks increase their capital levels and because the Georgia Department of Banking and Finance had required that the Banks not pay dividends to the Company without the prior consent. During 1994, all regulatory constraints against the payment of dividends from the Banks to the Company were lifted. The board of directors has reinstated the Company's dividend policy of paying out a portion of earnings to stockholders on a regular basis. It is the current intent of the Company to increase the amount of dividends, given earnings growth, to a level that will provide a reasonable return to the stockholders of the Company.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.


RESULTS OF OPERATIONS


NET INTEREST INCOME
Tax Equivalent Basis

Net interest income on a tax equivalent basis increased for the first time in four years as the Company continued its rebuilding process and expanded its market area by opening three new branches during 1996. The average balance sheet for 1996 grew $12 Million due to loan demand in the Company's new markets. The net interest margin declined by 10 basis points as the Company's cost of funds increased faster than overall yields on earning assets. Management anticipates improvement in the net interest margin for 1997 as loan demand increases continue.

The table below illustrates the changes in the net interest margin over the past four years.

NET INTEREST MARGIN

                                                   1996               1995               1994               1993
                                                   ----               ----               ----               ----
                                                % of Earning       % of Earning       % of Earning       % of Earning
                                             Amount   Assets    Amount   Assets    Amount   Assets    Amount   Assets
                                             ------   ------    ------   ------    ------   ------    ------   ------
                                                                             (in thousands)

Interest income                             $17,236            $16,274            $16,769            $20,938
Tax-equivalent adjustment                       264                347                469                625
                                                ---                ---                ---                ---
Interest income, taxable equivalent          17,500    8.56%    16,621    8.62%    17,238    7.95%    21,563    8.74%
Interest expense                              8,956    4.38%     8,381    4.35%     8,916    4.11%    11,307    4.58%
                                              -----    -----     -----    -----     -----    -----    ------    -----
Net interest income, taxable equivalent      $8,544    4.18%    $8,240    4.28%    $8,322    3.84%   $10,256    4.16%
                                             ======    =====    ======    =====    ======    =====   =======    =====
Average earning assets                     $204,406           $192,727           $216,811           $246,743
                                           ========           ========           ========           ========

Interest Rate Sensitivity

Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of the Company's asset/liability management program, the timing of repricing assets and liabilities is referred to as Gap management. It is the policy of the Company to maintain a Gap ratio in the one-year time horizon of .80 to 1.20. The table below has two measures of Gap, regulatory and management adjusted. The regulatory Gap considers only contractual maturities or repricings. The management adjusted Gap considers such things as prepayments on certain interest rate sensitive assets and the circumstances under which core deposits are repriced. Although interest-bearing transaction accounts are available to reprice in the three-month window, historical experience shows these deposits to be more stable over the course of one year. The management adjusted Gap indicates the Company to be somewhat neutral in relation to changes in market interest rates.


GAP ANALYSIS

                                       Regulatory Defined
                                   3-MONTH      6-MONTH      1-YEAR
                                   -------      -------      ------
                                        (in thousands)
                                   --------------------------------

Rate Sensitive Assets (RSA)        $83,304     $100,567    $124,746
Rate Sensitive Liabilities (RSL)    86,802      114,821     149,493
                                    ------      -------     -------
RSA minus RSL (Gap)               $(3,498)    $(14,254)   $(24,747)
                                  ========    =========   =========
Gap Ratio (RSA/RSL)                    .96          .88         .84
                                       ===          ===         ===

                                       Management Defined
                                   3-MONTH      6-MONTH      1-YEAR
                                   -------      -------      ------
                                           (in thousands)
                                   --------------------------------

Rate Sensitive Assets (RSA)        $86,770     $107,500    $135,145
Rate Sensitive Liabilities (RSL)    66,078       98,242     137,059
                                    ------       ------     -------
RSA minus RSL (Gap)                $20,692       $9,258    $(1,914)
                                   =======       ======    ========
Gap Ratio (RSA/RSL)                   1.32         1.10         .99
                                      ====         ====         ===

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates. The simulation of rising, declining, and most likely interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings. Each month management updates all available data concerning cash flows of assets and liabilities, changes in market interest rates, and expectations as to new volumes of loans.

PROVISION FOR LOAN LOSSES

Under normal circumstances, this expense is used to establish the allowance for loan losses. Actual loan losses, net of recoveries, are charged directly to the allowance. Expense recorded is a reflection of actual losses experienced during the year and management's judgment as to the adequacy of the allowance to absorb future losses.

The Company did not make a provision for loan losses during 1996. Instead, the Company made negative provisions which amounted to $1,016,000 for the year. The negative provisions were based on the net recovery stream of previously charged off loans which amounted to $990,000 for the year.

The Company did not make a provision for loan losses during 1995. Instead, the Company made negative provisions which amounted to $1,038,000 for the year. The negative provisions were based on the net recovery stream of previously charged off loans which amounted to $915,000 for the year.

Several years ago, the Company experienced credit problems with it's concentration of loans in dealer sales finance paper on automobiles. During 1990 and 1991 the chargeoff experience for the Company was in the range of over 2% of average loans outstanding. In 1992, regulators placed Cease and Desist Orders on the Banks (lifted in 1994) and subsequent analysis of the loan portfolio determined that the Banks had not recognized the risk within their portfolios. In 1992, the Company made a provision of $11.8 Million to the allowance for loan losses and charged off $10.5 Million in loans. Under new management, the Company discontinued it's sales finance operation in the spring of 1993 which has resulted in a contraction of the loan portfolio since that time. Total sales finance loans have declined $85 Million since the end of 1992.

Management's analysis of the allowance for loan losses, nonperforming assets, and net recoveries on a monthly basis concluded that the allowance was more than adequate given the risk resident within the loan portfolio. The allowance as a percent of total loans is 3.29%, nonperforming loans to total loans are .16%, and net recoveries as a percent of average loans (net of unearned interest) were .84% for the year.

Management does not anticipate having any provision expense for loan losses during 1997. The Company will most likely make negative provisions during 1997 to balance the level of the allowance for loan losses in relation to nonperforming loans, net charge-offs, and projected loan growth.

NONINTEREST INCOME

Total noninterest income increased $329,000 in 1996, or 35% as compared to 1995. The majority of the increase was due to a $228,000 securities loss in 1995. However, service charges on deposits increased in 1996 as well as mortgage loan origination fees due to deposit fees being revised and mortgage originations increasing.

Total noninterest income decreased $726,000 in 1995 as compared to 1994. The majority of the decrease was due to the sale in 1995 of approximately $4,000,000 in Collateralized Mortgage Obligations which created a loss of $228,000 compared to a gain on the sale of securities in 1994 of $241,000. Additionally, other income declined $215,000 during 1995 as fees received from certain legal proceedings were collected in 1994 and by 1995 were fully paid.

NONINTEREST EXPENSE

Total noninterest expense increased $292,000 in 1996, or 4% compared to 1995. The Company opened three new branches during 1996 which added to expense. Management anticipates continued increases in noninterest expense during 1997 as the expansion into select markets will require additional expenses.

Several areas which registered significant changes for the year were:

* Compensation expense increased $388,000 for the year due to the Company hiring staff for new branches.
* Net occupancy increased $116,000 as the new branches became operational during the year.
* Professional service fees declined $105,000 as problem assets and their resolution have required less assistance from professionals outside the Company.
* Other real estate expense was reduced approximately $130,000 as properties were sold and levels and quality of the properties maintained became more manageable.

Total noninterest expense decreased $816,000 in 1995, or 11% compared to 1994.

Several areas which registered significant changes for the 1995 year were:

* Employee benefits increased $192,000 for the year due to the Company recognizing certain pension plan costs related to anticipated termination of the pension plan during 1996.
* Legal fees were reduced over $106,000 as the reliance on counsel for determinations concerning problem loans and the their overall level has declined.
* Professional service fees declined $99,000 as problem assets and their resolution have required less assistance from professionals outside the Company.
* Federal Deposit Insurance Corporation premiums were down $300,000 as risk rated premiums were reduced as well as refunds of premiums received from the FDIC.
* Other real estate expense was reduced approximately $134,000 as properties were sold and levels and quality of the properties maintained became more manageable.


INCOME TAX

The Company experienced pre-tax operating earnings of $3,584,000 for the year 1996 which resulted in a tax provision of $630,000. The effective rate of 18% resulted from a reduction of a valuation allowance against a portion of the deferred tax assets and tax-exempt income. For more information on income taxes, see note 9 of the consolidated financial statements.

OTHER INFORMATION

Fourth Quarter Results

The Company had a profit of $668,000 for the fourth quarter 1996. Return on average assets was 1.19%, return on average equity was 10.94%. The net interest margin was 4.20% which compared to fourth quarter 1995's 4.23% showed a decline of 3 basis points.

INFLATION

Inflation has an impact on financial assets which can be readily identified in a market value economy. However, the past several years have seen inflation fall to a level which has had a nominal effect on the banking industry.

QUARTERLY RESULTS

                                             1996 Quarter ended
                                             ------------------
                               March 31    June 30    September 30    December 31
                               --------    -------    ------------    -----------
                                       (in thousands, except per share data)

Interest income                  $4,239     $4,184          $4,356         $4,457
Net interest income               2,056      1,974           2,092          2,158
Provision for loan losses         (300)      (260)           (270)          (186)
Earnings before income taxes      1,014        965             920            685
Net earnings                        742        782             762            668
Net earnings per share              .20        .21             .21            .19

                                             1995 Quarter ended
                                             ------------------
                               March 31    June 30    September 30    December 31
                               --------    -------    ------------    -----------
                                        (in thousands, except per share data)

Interest income                  $3,968     $4,007          $4,087         $4,212
Net interest income               1,957      1,887           1,990          2,059
Provision for loan losses         (200)      (300)           (250)          (288)
Earnings before income taxes        790        806             928            658
Net earnings                        608        631             668            652
Net earnings per share              .16        .17             .18            .17






ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   CENTRAL AND SOUTHERN HOLDING COMPANY
                           AND SUBSIDIARIES


                   Consolidated Financial Statements

                   December 31, 1996, 1995 and 1994

           (with Independent Accountants' Report thereon)









                CENTRAL AND SOUTHERN HOLDING COMPANY
                      AND SUBSIDIARIES


                  Consolidated Financial Statements

                   December 31, 1996, 1995 and 1994

          (with Independent Accountants' Report thereon)














           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Central and Southern Holding Company and Subsidiaries


We have audited the accompanying consolidated balance sheets of Central and Southern Holding Company and subsidiaries as of December 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central and Southern Holding Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                 PORTER KEADLE MOORE,LLP

                                 Successor to the practice of
                                 Evans, Porter, Bryan & Co.




Atlanta, Georgia
January  23, 1997




         CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
                     Consolidated Balance Sheets
                      December 31, 1996 and 1995

                            Assets
                            ------

                                                                      1996          1995
                                                                      ----          ----
Cash and due from banks, including reserve requirements
 of $569,000 and $645,000, respectively                       $  7,906,871     8,564,294
Federal funds sold                                              21,216,410    16,687,208
                                                                ----------    ----------
     Cash and cash equivalents                                  29,123,281    25,251,502

Interest-bearing deposits with other banks                       1,250,000     2,400,000
Investment securities available for sale                        64,578,022    64,514,785
Loans, net                                                     122,268,747   109,880,856
Premises and equipment, net                                      5,930,004     2,878,118
Other assets                                                     2,635,725     2,923,375
                                                                 ---------     ---------
                                                            $  225,785,779   207,848,636
                                                               ===========   ===========

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits:
 Demand                                                     $   18,087,985    16,668,652
 Interest-bearing demand                                        40,982,045    35,239,329
 Savings                                                         9,313,083     9,271,407
 Time                                                          126,781,456   119,294,850
                                                               -----------   -----------
     Total deposits                                            195,164,569   180,474,238

Repurchase agreements                                            3,421,170     2,350,000
Note payable                                                     1,600,000       250,000
Other liabilities                                                1,695,429     2,114,000
                                                                 ---------     ---------
     Total liabilities                                         201,881,168   185,188,238
                                                               -----------   -----------
Commitments

Stockholders' equity:
 Preferred stock, 2,000,000 shares authorized, no shares
  issued or outstanding                                                  -             -
 Common stock, $1 par value; 10,000,000 shares authorized;
  3,777,017 shares issued                                        3,777,017     3,777,017
 Additional paid-in capital                                      6,492,246     6,492,246
 Unrealized gain on investment securities, net of tax              278,250       599,454
 Retained earnings                                              14,490,538    12,339,119
                                                                ----------    ----------
                                                                25,038,051    23,207,836
 Treasury stock, at cost (123,494 and 59,528 shares)           (1,133,440)     (547,438)
                                                               ----------      --------
     Total stockholders' equity                                 23,904,611    22,660,398
                                                                ----------    ----------
                                                            $  225,785,779   207,848,636
                                                               ===========   ===========
See accompanying notes to consolidated financial statements.

               CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Earnings

               For the Years Ended December 31, 1996, 1995 and 1994

                                                                       1996          1995          1994
                                                                       ----          ----          ----
Interest income:
   Interest and fees on loans                                 $  11,975,517    11,189,778    11,125,466
   Interest on deposits with other banks                             46,186        54,758           297
   Interest on federal funds sold                                   951,539       828,094       776,001
   Interest on investment securities:
      Taxable                                                     3,625,938     3,530,802     3,956,229
      Tax-exempt                                                    637,180       671,062       910,844
                                                                    -------       -------       -------
           Total interest income                                 17,236,360    16,274,494    16,768,837
                                                                 ----------    ----------    ----------
Interest expense:
   Deposits                                                       8,814,809     8,306,689     8,576,863
   Other                                                            141,656        74,771       339,494
                                                                    -------        ------       -------
        Total interest expense                                    8,956,465     8,381,460     8,916,357
                                                                  ---------     ---------     ---------
        Net interest income                                       8,279,895     7,893,034     7,852,480
                                                                  ---------     ---------     ---------
Provision for loan losses                                        (1,016,000)   (1,038,000)            -
                                                                 ----------    ----------     ---------
        Net interest income after provision for loan losses       9,295,895     8,931,034     7,852,480
                                                                  ---------     ---------     ---------
Other operating income:
   Service charges                                                  758,488       700,827       742,819
   Gains (losses) on sales of investment securities                       -      (227,635)      240,975
   Other                                                            504,387       460,867       676,270
                                                                    -------       -------       -------
        Total other operating income                              1,262,875       934,059     1,660,064
                                                                  ---------       -------     ---------
Other operating expenses:
   Salaries and employee benefits                                 3,938,270     3,550,776     3,359,226
   Occupancy and equipment                                          882,248       765,752       967,647
   Miscellaneous                                                  2,154,354     2,366,224     3,172,295
                                                                  ---------     ---------     ---------
        Total other operating expenses                            6,974,872     6,682,752     7,499,168
                                                                  ---------     ---------     ---------
        Earnings before income taxes                              3,583,898     3,182,341     2,013,376
Income tax expense                                                  629,875       623,346       396,000
                                                                    -------       -------       -------
        Net earnings                                              2,954,023     2,558,995     1,617,376
Preferred dividend requirements                                           -             -      (117,525)
                                                                  ---------     ---------      --------
        Net earnings available to
           common shareholders                                $   2,954,023     2,558,995     1,499,851
                                                                  =========     =========     =========
Earnings per common share:
   Net earnings per common share                              $        0.81          0.68          0.44
                                                                       ====          ====          ====



See accompanying notes to consolidated financial statements.

               CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity

               For the Years Ended December 31, 1996, 1995 and 1994

                                                                                     Unrealized
                                                                                    Gain (Loss) On
                                                                        Additional    Investment
                                                   Preferred     Common  Paid-In      Securities,  Retained    Treasury
                                                    Stock         Stock  Capital      Net of Tax   Earnings     Stock         Total
                                                    -----         -----  -------      ----------   --------     -----         -----
Balance, December 31, 1993                       $ 1,708,605  3,397,327  5,163,331         -      9,104,294       -    19,373,557
Cash dividend declared of $.03 per common
 share                                                   -          -          -           -       (101,920)      -      (101,920)
Cash dividends declared of $4.71 per preferred
 share                                                   -          -          -           -       (178,913)      -      (178,913)
Conversion of preferred stock into common stock   (1,708,605)   379,690  1,328,915         -            -         -           -
Effect of accounting change related to investment
 securities, net of tax                                  -          -          -       576,679          -         -       576,679
Change in unrealized gain (loss) on investment
 securities, net of tax                                  -          -          -    (1,803,407)         -         -    (1,803,407)
Net earnings                                             -          -          -           -      1,617,376       -     1,617,376
                                                   ---------  ---------  ---------   ---------    ---------   --------  ----------
Balance, December 31, 1994                               -    3,777,017  6,492,246 (1,226,728)  10,440,837        -    19,483,372
Cash dividends declared of $.175 per common
 share                                                   -          -          -         -       (660,713)        -      (660,713)
Acquisition of treasury stock                            -          -          -         -            -      (547,438)   (547,438)
Change in unrealized gain (loss) on investment
 securities, net of tax                                  -          -          -    1,826,182          -          -     1,826,182
Net earnings                                             -          -          -         -      2,558,995         -     2,558,995
                                                   ---------- ---------  ---------   --------   ----------    -------  ----------
Balance, December 31, 1995                               -    3,777,017  6,492,246    599,454   12,339,119   (547,438) 22,660,398
Cash dividends declared of $.22 per common
 share                                                   -          -          -          -       (802,604)       -      (802,604)
Acquisition of treasury stock                            -          -          -          -            -     (586,002)   (586,002)
Change in unrealized gain (loss) on investment
 securities, net of tax                                  -          -          -     (321,204)         -          -      (321,204)
Net earnings                                             -          -          -         -       2,954,023        -     2,954,023
                                                   ---------- ---------  ---------    -------   ----------    -------  ----------
Balance, December 31, 1996                       $       -    3,777,017  6,492,246    278,250   14,490,538 (1,133,440) 23,904,611
                                                   ========== =========  =========    =======   ==========  =========  ==========



See accompanying notes to consolidated financial statements.


                    CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                    For the Years Ended December 31, 1996, 1995 and 1994

                                                                         1996          1995          1994
                                                                         ----          ----          ----

Cash flows from operating activities:
 Net earnings                                                    $  2,954,023     2,558,995     1,617,376
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Provision for loan losses                                     (1,016,000)   (1,038,000)             -
    Depreciation, amortization and accretion                          408,002       361,257       564,947
    Deferred income tax provision (benefit)                           129,666       106,589       174,598
    Losses (gains) on sales of investment securities                        -       227,635     (240,975)
    Gain on sale of branches                                                -             -     (115,324)
    Change in assets and liabilities:
      Other assets                                                    228,786       796,708     1,140,048
      Other liabilities                                             (418,571)       689,157           900
                                                                    ---------       -------     ---------
Net cash provided by operating activities                           2,285,906     3,702,341     3,141,570
                                                                    ---------     ---------     ---------
Cash flows from investing activities:
 Net change in interest-bearing deposits                            1,150,000   (2,400,000)       100,000
 Proceeds from maturities and calls of investment securities
  available for sale                                               28,433,421     6,108,539    11,752,863
 Proceeds from sales of investment securities
  available for sale                                                        -     3,761,490             -
 Purchases of investment securities available for sale           (29,003,787)   (1,115,470)   (3,499,862)
 Proceeds from maturities and calls of investment securities
  held to maturity                                                          -    13,408,110    10,353,386
 Proceeds from sales of investment securities held to maturity              -             -     5,076,098
 Purchases of investment securities held to maturity                        -  (12,903,593)     (110,000)
 Net change in loans                                             (11,277,225)   (5,269,234)    14,182,183
 Proceeds from sales of premises and equipment                         26,673        13,830        31,616
 Purchases of premises and equipment                              (3,466,104)     (625,321)     (413,527)
 Sale of branches                                                           -             -  (40,928,208)
                                                                 ------------  ------------  ------------
         Net cash provided by (used in) investing activities     (14,137,022)       978,351   (3,455,451)
                                                                 ------------  ------------  ------------
Cash flows from financing activities:
 Net change in deposits                                            14,690,331     3,792,330   (4,567,223)
 Net change in repurchase agreements                                1,071,170   (4,365,000)     6,715,000
 Borrowings under note payable                                      1,350,000       250,000             -
 Cash dividends paid                                                (802,604)     (660,713)     (280,833)
 Acquisition of treasury stock                                      (586,002)     (547,438)             -
                                                                   ----------   -----------   -----------
        Net cash provided by (used in) financing activities        15,722,895   (1,530,821)     1,866,944
                                                                   ----------   -----------   -----------
Net increase in cash and cash equivalents                           3,871,779     3,149,871     1,553,063

Cash and cash equivalents at beginning of year                     25,251,502    22,101,631    20,548,568
                                                                   ----------    ----------    ----------
Cash and cash equivalents at end of year                        $  29,123,281    25,251,502    22,101,631
                                                                   ==========    ==========    ==========
See accompanying notes to consolidated financial statements.


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

     Notes to Consolidated Financial Statements


(1)  Summary of  Significant Accounting Policies
     Nature of Operations
     --------------------
     Central and Southern Holding Company and subsidiaries (the "Company") provide a full range of banking services in central and north Georgia to individual and corporate customers through its subsidiaries and branch offices. The subsidiary banks are subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory authorities.

     Basis of Presentation
     ---------------------
     The consolidated financial statements include the accounts of Central and Southern Holding Company (the "Parent") and its wholly owned subsidiaries, The Central and Southern Bank of Georgia ("Milledgeville") and The Central and Southern Bank of North Georgia, FSB ("North Georgia"), collectively referred to as "the bank subsidiaries." All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accounting principles followed by the Company and the methods of applying these principles conform with generally accepted accounting principles ("GAAP") and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets recognized in anticipation of future taxable income.

     Investment Securities
     ---------------------
     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for sale in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold until maturity. All other securities not included in the trading or held to maturity portfolios are classified as available for sale. The Company does not hold any trading securities.

     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

     A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield.
     Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.



CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(1)  Summary of Significant Accounting Policies, continued
     Loans and Allowance for Loan Losses
     -----------------------------------
     Loans are reported at the principal amount outstanding, net of unearned interest and the allowance for loan losses. Interest income on installment loans made on a discount basis is recognized using a method which approximates the level yield method. Interest income on all other loans is recognized on the level yield method.

     Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan will not be collected. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The adoption of these statements had no significant impact on the consolidated financial statements.

     Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal. Interest income, if any, on impaired loans is recognized on the cash basis.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

     Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

     Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     Bank Premises and Equipment
     ---------------------------
     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to income as incurred, whereas significant renewals and improvements are capitalized. The range of estimated useful lives for premises and equipment are generally as follows:

          Buildings and improvements    7 - 40 years

          Furniture and equipment       3 - 10 years









CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES Notes to
Consolidated Financial Statements, continued




(1)  Summary of Significant Accounting Policies, continued
     Goodwill
     --------
     The excess of the purchase price over the fair value of net assets acquired (goodwill) is being amortized using the straightline method over 20 years for North Georgia. The goodwill net of accumulated amortization is included in other assets. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, management considers the value and future benefits of the net earnings generated by North Georgia to determine that no impairment has occurred.

     Income Taxes
     ------------
     The Company accounts for income taxes under the liability method which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

     In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, the Company evaluates the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     Net Earnings Per Common Share
     -----------------------------
     The impact of outstanding stock options and preferred stock conversions has no significant effect on net earnings per common share. Accordingly, net earnings per common share are based on the weighted average number of common shares outstanding during 1996, 1995 and 1994 of 3,664,604, 3,770,251 and 3,429,575, respectively.

(2) Sale of Bank Branches and Conversion of North Georgia Effective August 1, 1994, Milledgeville sold two of its bank branches located in Douglas and McRae, Georgia, to an unrelated commercial bank. This sale included approximately $43,400,000 in deposits and related accrued interest, premises and equipment with a net book value of approximately $1,700,000, and other assets of approximately $900,000, including unamortized deposit premiums of approximately $535,000. Milledgeville paid approximately $40,700,000 in connection with the sale and recorded a gain of approximately $115,000. The branch sale was financed through a combination of borrowings under repurchase agreements and available cash and cash equivalents.

     Effective January 16, 1996, the Company received final regulatory approval to convert North Georgia (formerly Central & Southern Bank of Greensboro) to a federal savings bank charter. This conversion was completed in the first quarter of 1996. The primary purpose of the conversion is to allow North Georgia to branch into other markets in the north Georgia area.









CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(3)  Cash Flow Information
     Certain supplemental cash flow information for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                                      1996          1995          1994
                                                                      ----          ----          ----
        Cash paid during the year for:
         Interest                                             $  8,910,201     8,445,017     8,984,329
         Income taxes                                         $    948,000       140,000       270,000

        Noncash investing and financing activities:
         Transfer of investment securities from held
          to maturity to available for sale                   $          -    35,073,414             -
         Real estate acquired through foreclosure             $     92,834       160,913       833,293
         Financed portion of sales of other real estate       $    187,500       317,056       481,000
         Conversion of preferred stock into common stock      $          -             -     1,708,605
         Change in unrealized gain (loss) on investment
          securities, net of tax                              $   (321,204)    1,826,182    (1,226,728)

(4)  Investment Securities
     ---------------------
     Investment securities available for sale at December 31, 1996 and 1995 are as follows:

                                                            December 31, 1996
                                        ------------------------------------------------------------
                                                           Gross             Gross         Estimated
                                        Amortized        Unrealized        Unrealized        Fair
                                          Cost             Gains             Losses          Value
                                          ----             -----             ------          -----
     U.S. Treasuries and
       U.S. government agencies     $  21,150,573            68,502           121,351     21,097,724
     State and municipal                9,735,184           490,448                21     10,225,611
     Mortgage-backed securities        32,625,874           222,180           238,167     32,609,887
     Other investments                    644,800                 -                 -        644,800
                                       ----------           -------           -------     ----------
     Total                          $  64,156,431           781,130           359,539     64,578,022
                                       ==========           =======           =======     ==========

                                                            December 31, 1995
                                        ------------------------------------------------------------
                                                           Gross             Gross         Estimated
                                        Amortized        Unrealized        Unrealized        Fair
                                          Cost             Gains            Losses           Value
                                          ----             -----            ------           -----
     U.S. Treasuries and
       U.S. government agencies     $  23,996,053           148,175            84,198     24,060,030
     State and municipal                9,577,580           578,325             4,973     10,150,932
     Mortgage-backed securities        29,557,578           398,359           127,614     29,828,323
     Other investments                    475,500                 -                 -        475,500
                                       ----------           -------           -------     ----------
     Total                          $  63,606,711         1,124,859           216,785     64,514,785
                                       ==========         =========           =======     ==========

CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued




(4)  Investment Securities, continued
     The amortized cost and fair value of investment securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                        Amortized          Estimated
                                          Cost             Fair Value
                                          ----             ----------
     Total securities:
      Within 1 year                  $  4,504,383           4,541,878
      1 to 5 years                     22,356,137          22,480,143
      5 to 10 years                     3,773,654           4,020,806
      More than 10 years                  251,583             280,508
      Mortgage-backed securities       32,625,874          32,609,887
      Other investments                   644,800             644,800
                                       ----------          ----------
                                     $ 64,156,431          64,578,022
                                       ==========          ==========

     There were no sales of securities in 1996. In 1995, the Company received proceeds of $3,761,490 from the sale of certain mortgage-backed securities and recognized gross losses of $231,635. Additionally, one held to maturity security was called by the issuer and the Company received a $4,000 call premium.

     In late 1995, the FASB issued an implementation guide relating to SFAS No. 115. Included in this implementation guide was a one-time opportunity to reallocate investments between the categories without calling into question the validity of the classifications. Accordingly, at year end, the Company reclassified all held to maturity securities to the available for sale category. As a result, an unrealized gain of approximately $637,000 was recorded.

     In 1994, the Company received proceeds from the sale of investments held to maturity of $5,076,098 and recognized gross gains of $244,162 and gross losses of $3,187. The 1994 sales occurred in connection with the sale of two of Milledgeville's branch bank facilities which maintained approximately twenty percent of the total deposits of the Company. The sale of the branches altered the interest rate risk of Milledgeville's assets and liabilities and in response the security sales were required to restructure the interest rate risk to an acceptable level.

     Securities with a carrying value of approximately
     $21,829,000 and $15,801,000 at December 31, 1996 and 1995,
     respectively, were pledged against U.S. government and other public deposits as required by law.

CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

 (5) Loans
     Major classifications of loans at December 31, 1996 and 1995 are summarized as follows:

                                                       1996          1995
                                                       ----          ----

     Commercial, financial and agricultural         $ 22,259,587    25,177,880
     Real estate - construction                       27,695,706    21,746,596
     Real estate - mortgage                           64,145,313    51,104,156
     Consumer loans                                   12,405,366    16,376,878
                                                      ----------    ----------
          Total loans                                126,505,972   114,405,510
          Less:        Unearned interest                  73,043       334,347
                       Allowance for loan losses       4,164,182     4,190,307
                                                     -----------   -----------
     Loans, net                                     $122,268,747   109,880,856
                                                     ===========   ===========

     The Company's bank subsidiaries grant loans and extensions of credit to individuals and a variety of firms and corporations located primarily in central and north Georgia. Although the bank subsidiaries have diversified loan portfolios, a substantial portion of the loan portfolios is collateralized by improved and unimproved real estate and is dependent upon the real estate market.

     Changes in the allowance for loan losses are summarized as follows:

                                                            1996          1995          1994
                                                            ----          ----          ----

     Balance at beginning of year                   $  4,190,307     4,312,876     4,680,841
     Provision for loan losses                        (1,016,000)   (1,038,000)            -
     Loans charged off                                  (362,844)   (1,236,091)   (3,179,899)
     Recoveries of loans previously charged off        1,352,719     2,151,522     2,811,934
                                                       ---------     ---------     ---------
     Balance at end of year                         $  4,164,182     4,190,307     4,312,876
                                                       =========     =========     =========

     As a result of its ongoing evaluation of the adequacy of the bank subsidiaries' allowance for loan losses, a decline in problem credits and continued significant recoveries of loans previously charged off, management decided to reduce the allowance for loan losses during 1996 and 1995.

(6)  Bank Premises and Equipment
     Bank premises and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                       1996          1995
                                                       ----          ----

     Land and buildings                        $  5,765,790     3,515,996
     Furniture and equipment                      2,798,597     1,855,406
     Construction in progress                       293,105        74,686
                                                  ---------     ---------
                                                  8,857,492     5,446,088
     Less accumulated depreciation                2,927,488     2,567,970
                                                  ---------     ---------
                                               $  5,930,004     2,878,118
                                                  =========     =========

     Depreciation expense was approximately $388,000, $335,000 and $506,000 in 1996, 1995 and 1994, respectively.

CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(7)  Deposits
     At December 31, 1996, maturities of time deposits are as follows:

          Maturing In:
          1997           $    94,236,401
          1998                16,238,027
          1999                 4,333,441
          2000                 4,844,105
          2001                 7,113,505
          Thereafter              15,977
                              ----------
                         $   126,781,456
                             ===========

     The Bank subsidiaries had deposits from related parties totaling approximately $4,051,000 and $3,681,000 at December
     31, 1996 and 1995. Time deposits of $100,000 or more were approximately $39,200,000 and $31,759,000 at December 31, 1996
     and 1995.

(8)  Note Payable
     The Company has a note payable to a bank under which it can borrow up to $2,500,000. The note bears interest at prime less 0.75% and interest is payable quarterly. The note, which is collateralized by the common stock of Milledgeville, matures in June 1997.

(9)  Income Taxes
     The components of income tax expense for the years ended
     December 31, 1996, 1995 and 1994 are as follows:

                                                  1996     1995     1994
                                                  ----     ----     ----

     Current                               $   500,209  516,757  221,402
     Deferred                                  129,666  106,589  174,598
                                               -------  -------  -------
                                           $   629,875  623,346  396,000
                                               =======  =======  =======

     The differences between income tax expense and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

                                                            1996          1995          1994
                                                            ----          ----          ----


     Pretax income at statutory rates              $   1,218,526     1,081,996       684,548
     Tax-exempt interest income                         (195,837)     (213,330)     (311,323)
     Change in beginning of year balance of
      the valuation allowance for deferred tax
      assets allocated to income tax expense            (423,000)     (262,000)      (26,245)
     Other, net                                           30,186        16,680        49,020
                                                       ---------     ---------       -------
                                                   $     629,875       623,346       396,000
                                                       =========     =========       =======

CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(9)  Income Taxes, continued
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1996 and 1995 are presented below:

                                                                           1996          1995
                                                                           ----          ----

     Deferred tax assets:
       Other real estate                                             $   27,710        34,000
       Pension                                                           44,540        44,540
       Postretirement benefits other than pensions                       48,583        48,583
       Alternative minimum tax credit carryforward                      588,939       777,635
       Other                                                                206           143
                                                                        -------       -------
            Total gross deferred tax asset                              709,978       904,901

     Less valuation allowance                                            41,000       464,000
                                                                        -------       -------
                                                                        668,978       440,901
                                                                        -------       -------
     Deferred tax liabilities:
       Allowance for loan losses                                        416,054        73,470
       Unrealized gains on investment securities available for sale     143,341       308,620
       Premises and equipment                                           367,773       350,210
       Change in accounting method                                            -        33,892
       Other                                                             60,268        28,780
                                                                        -------       -------
            Total deferred tax liabilities                              987,436       794,972
                                                                        -------       -------
            Net deferred tax liability                               $ (318,458)     (354,071)
                                                                        =======       =======

     The Company's Federal alternative minimum tax credits can be carried forward indefinitely.


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(10) Employee Benefit Plans
     The Company has a noncontributory, trusteed pension plan. Effective April 15, 1994, the plan was amended to freeze participation in the plan. Participants as of April 15, 1994, became fully vested and no new benefits will accrue. Pension expense recorded by the Company for 1996, 1995, and 1994 included the following components:

                                                            1996          1995          1994
                                                            ----          ----          ----
     Interest cost on projected benefit obligation     $  38,381        31,518        41,572
     Return on plan assets                               (29,127)      (30,313)      (17,777)
     Net amortization and deferral                       (13,497)       (5,463)      (59,831)
                                                          ------        ------        ------
        Pension benefit                                $  (4,243)       (4,258)      (36,036)
                                                          ======        ======        ======

     The Company's funding policy provides that payments to the plan shall be consistent with minimum government funding requirements plus additional amounts which may be approved by the Company.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                                           1996          1995
                                                                           ----          ----
     Actuarial present value of benefit obligations:
     Accumulated benefit obligation, including vested
     benefits of approximately $608,000 in 1996 and
     $662,000 in 1995                                                $  611,640       666,860
                                                                        =======       =======
     Projected benefit obligation                                    $ (611,640)     (666,860)
     Plan assets at fair value, primarily consisting of investments
     in common stock and money market funds                             549,595       537,992
                                                                        -------       -------
     Plan assets less than projected benefit obligation                 (62,045)     (128,868)

     Unrecognized net gain                                              (64,712)       (2,132)
                                                                        -------       -------
     Accrued pension cost                                            $ (126,757)     (131,000)
                                                                        =======       =======

     A weighted average discount rate of 6.48% and 6.26% was used in 1996 and 1995, respectively. The expected long-term rate of return on assets was 8% in 1996 and 1995.

     In addition to the Company's defined benefit pension plan, the Company has sponsored a defined benefit health care plan that provides post retirement medical benefits to retired employees. Effective January 1, 1993, the Company discontinued the plan but will continue to provide benefits to individuals who had retired or were eligible for retirement as of December 31, 1993.


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(10) Employee Benefit Plans, continued
     The following table presents the health care plan's funded status reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995:

                                                                      1996          1995
                                                                      ----          ----
     Accumulated post retirement benefit obligation ("APBO")    $  372,508       397,190
     Unrecognized net gain from experience different
      than assumed                                                (208,699)     (254,298)
                                                                   -------       -------
     Accrued post retirement benefit cost included in
      other liabilities                                         $  163,809       142,892
                                                                   =======       =======

     Net periodic post retirement benefit cost for the years ended December 31, 1996, 1995 and 1994 includes the following:

                                                       1996          1995          1994
                                                       ----          ----          ----
     Amortization of unrecognized net gain        $  15,468        14,068        15,468
     Interest cost                                   26,346        27,916        29,740
                                                     ------        ------        ------
      Net periodic post retirement benefit cost   $  41,814        41,984        45,208
                                                     ======        ======        ======

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996. A 13% annual rate of increase was assumed for 1995. The rate was assumed to decrease gradually to 5% by the year 2004 and remain at that level thereafter. A one percent increase in the medical trend rate assumed at December 31, 1996, would have resulted in an increase to the APBO at December 31, 1996, of $29,221 and would have increased 1996 post retirement benefit cost by $2,119. The weighted average discount rate used in determining the accumulated post retirement benefit obligation was 7.5% and 7.25% at December 31, 1996 and 1995, respectively.

     The Company has a contributory profit sharing plan covering substantially all employees who have one year of service. Participating employees may contribute up to 15% of their salary to the plan. The Company makes certain matching contributions to the plan and may make discretionary contributions to the plan. The Company's contributions were approximately $85,000, $79,000 and $52,000 in 1996, 1995 and
     1994, respectively.

     The Company has entered into an employment agreement with its chief executive officer which provides for a full year's payment of compensation upon a change in control of the Company and termination of employment, as defined in the agreement. The terms of the agreement automatically extend the agreement for a rolling two-year period unless the Company elects to cease the automatic extension provision, which will cause the agreement to terminate two years from the date of election.

(11) Stock Options
     In August 1993, the Company adopted the Key Employee Stock Option Plan. This plan provides for the issuance of stock options on up to 170,000 shares of the Company's common stock. Options are granted at the discretion of the Company's Board of Directors. Options granted under the plan are at an option price not less than the fair value of the Company's common stock at the date of grant, are exercisable any time after 90 days from the date of grant, and expire ten years from the date of grant. The Board of Directors establishes vesting periods at its discretion within the guidelines of the plan document. Historically, vesting has ranged from 90 days to three years.



CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(11) Stock Options, continued
     SFAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company January 1, 1996. This statement encourages, but does not require, entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Company has chosen not to adopt the cost recognition principles of this statement. No compensation expense has been recognized in 1996, 1995 or 1994 related to the stock option plan. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method of the new statement, the Company's net earnings and net earnings per share would have been reduced to the proforma amounts indicated below.

                                                  1996          1995
                                                  ----          ----
     Net earnings          As reported    $  2,954,005     2,558,995
                           Proforma       $  2,928,356     2,551,469

     Earnings per share    As reported    $       0.81          0.68
                           Proforma       $       0.80          0.68

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                                  1996          1995
                                                  ----          ----
     Dividend yield                               2.5%          2.0%
     Expected volatility                         37.5%         35.3%
     Risk free interest rate                      5.0%          5.0%
     Expected life (in years)                       10            10

     A summary of activity in the Company's stock option plan is presented below.

                                                              Weighted
                                                               Average
                                                  Option     Option Price
                                                  Shares      Per Share
                                                  ------      ---------
     Options outstanding at December 31, 1993     75,000        $4.25
     Options granted in 1994                      23,500        $6.25
                                                  ------
     Options outstanding at December 31, 1994     98,500        $4.73
     Options granted in 1995                      22,000        $7.50
                                                  ------
     Options outstanding at December 31, 1995    120,500        $5.23
     Options granted in 1996                      32,500        $8.76
                                                  ------
     Options outstanding at December 31, 1996    153,000        $5.98
                                                 =======


     Options on 105,832, 92,625 and 67,750 shares were exercisable at December 31, 1996, 1995 and 1994, respectively. The weighted average grant-date fair value of options granted in 1996 and 1995 was $3.49 and $3.11, respectively. Options outstanding at December 31, 1996 are exercisable at option prices ranging from $4.25 to $9.25 as presented in the table above. Such options have a weighted average remaining contractual life of approximately 8 years.


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(12) Stockholders' Equity
     On December 1, 1994, the Company converted the 37,969 shares of Series A nonvoting preferred stock into 379,690 shares of its $1 par value common stock. The preferred stock, which was issued in 1993 and had a stated liquidation value of $45 per share, entitled the holders to cumulative annual dividends at 7 1/2%. Prior to effecting the conversion, cumulative dividends totaling $178,913 since the date of issuance were paid.

     Dividends paid by the bank subsidiaries are the primary source of funds available to the Company for payment of dividends to its shareholders and other needs. Applicable Federal and state statutes and regulations impose restrictions on the amount of dividends that may be declared by the bank subsidiaries. In addition to the formal statutes and regulations, regulatory authorities also consider the adequacy of each bank subsidiary's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the bank subsidiaries. At December 31, 1996, the bank subsidiaries could pay approximately $2,000,000 in dividends to the Parent without regulatory approval.

     During 1995, the Company's Board of Directors approved a stock repurchase program that allows the purchase of up to 100,000 shares of the Company's common stock. During 1996 the Board of Directors raised this amount to 170,000 shares. At December 31, 1996, the Company has repurchased 123,494 shares of its common stock.

(13) Related Party Transactions
     The bank subsidiaries conduct transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the bank subsidiaries that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time made for comparable loans to other persons. The following is a summary of activity for related party loans for 1996:

          Beginning balance               $  1,983,000
          New loans                            965,000
          Repayments                          (793,000)
                                               -------
          Ending balance                  $  2,155,000
                                             =========

(14) Supplementary Statement of Earnings Information
     Components of miscellaneous operating expenses in excess of 1% of total income for the respective years are as follows:

                                                  1996          1995          1994
                                                  ----          ----          ----
     Deposit insurance                      $  210,048       240,183       540,434
     Legal fees                             $  108,669       128,173       233,962
     Other professional services            $  119,246       143,822       243,174
     Other real estate                      $   34,732       165,263       299,127
     Data processing                        $  262,524       224,527       149,265


(15) Commitments
     The bank subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the bank subsidiaries have in particular classes of financial instruments.

     The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of these instruments. The bank subsidiaries use the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments.

CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(15) Commitments, continued
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The bank subsidiaries evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, upon extension of credit is based on management's credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral. At December 31, 1996 and 1995, the bank subsidiaries had commitments to extend credit of approximately $21,530,000 and $13,295,000, respectively.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the bank subsidiaries to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 1996 and 1995, the bank subsidiaries had standby letters of credit of approximately $164,000 and $10,000.

(16) Condensed Financial Information of Central and Southern
     Holding Company (Parent Company Only)

                         Condensed Balance Sheets
                        December 31, 1996 and 1995

                                Assets
                                ------

                                                                 1996          1995
                                                                 ----          ----
     Cash                                            $          8,536        28,158
     Interest-earning deposits with bank subsidiary            21,251        39,252
     Investment in bank subsidiaries                       23,838,045    22,830,597
     Building, net                                          1,102,316             -
     Other assets                                             582,436        66,477
                                                           ----------    ----------
                                                     $     25,552,584    22,964,484
                                                           ==========    ==========

                       Liabilities and Stockholders' Equity

     Note payable                                    $      1,600,000       250,000
     Other liabilities                                         47,973        54,086
                                                           ----------    ----------
                                                            1,647,973       304,086
     Stockholders' equity                                  23,904,611    22,660,398
                                                           ----------    ----------
                                                     $     25,552,584    22,964,484
                                                           ==========    ==========


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued




(16) Condensed Financial Information of Central and Southern
     Holding Company (Parent Company Only), continued

                    Condensed Statements of Earnings
             Years Ended December 31, 1996, 1995 and 1994

                                                                      1996          1995          1994
                                                                      ----          ----          ----

     Income:
       Dividends from bank subsidiaries                       $  1,408,000       860,000             -
       Other                                                        93,238        15,377        11,796
                                                                 ---------       -------        ------
            Total income                                         1,501,238       875,377        11,796
                                                                 ---------       -------        ------
     Expenses:
       Interest expense                                             65,328         1,090             -
       Other expenses                                              283,225       217,463       232,128
                                                                 ---------       -------       -------
            Total expenses                                         348,553       218,553       232,128
                                                                 ---------       -------       -------
            Earnings (loss) before income taxes and equity in
             undistributed earnings of bank subsidiaries         1,152,685       656,824      (220,332)
     Income tax benefit                                            312,730       115,653        93,330
     Equity in undistributed earnings of bank subsidiaries       1,488,608     1,786,518     1,744,378
                                                                 ---------     ---------     ---------
            Net earnings                                      $  2,954,023     2,558,995     1,617,376
                                                                 =========     =========     =========


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(16) Condensed Financial Information of Central and Southern
     Holding Company (Parent Company Only), continued

                    Condensed Statements of Cash Flows

               Years Ended December 31, 1996, 1995 and 1994

                                                                           1996          1995          1994
                                                                           ----          ----          ----

     Cash flows from operating activities:
       Net earnings                                                $  2,954,023     2,558,995     1,617,376
       Adjustments to reconcile net earnings  to net
        cash provided by (used in) operating activities:
         Depreciation                                                    10,200             -             -
         Equity in undistributed earnings of bank subsidiaries       (1,488,608)   (1,786,518)   (1,744,378)
         Change in other assets                                        (356,003)      (36,472)      112,470
         Change in other liabilities                                     (6,113)     (114,562)      (28,248)
                                                                      ---------     ---------     ---------
              Net cash provided by (used in) operating activities     1,113,499       621,443       (42,780)
                                                                      ---------     ---------     ---------
     Cash flows from investing activities:
       Net change in interest-bearing deposits                           18,001       232,632       130,658
       Purchase of building                                          (1,112,516)            -             -
                                                                      ---------     ---------     ---------
     Net cash provided by (used in) investing activities             (1,094,515)      232,632       130,658
                                                                      ---------     ---------     ---------
     Cash flows from financing activities:
       Borrowings under note payable                                  1,350,000       250,000             -
       Purchase of treasury stock                                      (586,002)     (547,438)            -
       Cash dividends paid                                             (802,604)     (660,713)     (280,833)
                                                                      ---------       -------       -------
            Net cash used in financing activities                       (38,606)     (958,151)     (280,833)
                                                                      ---------       -------       -------
            Net change in cash                                          (19,622)     (104,076)     (192,955)

     Cash at beginning of year                                           28,158       132,234       325,189
                                                                      ---------       -------       -------
     Cash at end of year                                           $      8,536        28,158       132,234
                                                                      =========       =======       =======
     Noncash investing and financing activities:
       Conversion of preferred stock into common stock             $          -             -     1,708,605
       Change in unrealized gain (loss) on investment
        securities of subsidiaries                                 $   (321,204)    1,826,182    (1,226,728)




CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

(17) Fair Value of Financial Instruments
     The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company or its bank subsidiaries, but rather a good faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

     Cash and Short-Term Investments
     -------------------------------
     For cash, due from banks, federal funds sold and interest bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

     Investment Securities
     ---------------------
     Fair values for investment securities are based on quoted market prices.

     Loans
     -----
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

     Deposits
     --------
     The fair value of demand deposits, savings, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     Repurchase Agreements
     ---------------------
     The fair value of repurchase agreements is approximately equal to the carrying value as a result of their short remaining lives and their market interest rates.

     Note Payable
     ------------
     Since the note payable bears a variable, market rate of interest, its carrying value approximates fair value.

     Commitments to Extend Credit and Standby Letters of Credit
     ----------------------------------------------------------
     Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

     Limitations
     -----------
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes, premises and equipment, and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.


CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(17) Fair Value of Financial Instruments, continued
     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                            1996                      1995
                                                                            ----                      ----
                                                                Carrying    Estimated    Carrying     Estimated
                                                                 Amount     Fair Value    Amount      Fair Value
                                                                --------    ----------   --------     ----------
                                                                                (In thousands)

     Assets:
       Cash and short-term investments                         $  30,373        30,373     27,652         27,652
       Investment securities available for sale                $  64,578        64,578     64,515         64,515
       Loans                                                   $ 122,269       121,493    109,881        109,366

     Liabilities:
       Deposits                                                $ 195,165       195,504    180,474        180,789
       Repurchase agreements                                   $   3,421         3,421      2,350          2,350
       Note payable                                            $   1,600         1,600        250            250

     Unrecognized financial instruments:
       Commitments to extend credit                            $  21,530        21,530     13,295         13,295
       Standby letters of credit                               $     164           164         10             10


(18) Regulatory Matters
     The Company is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Additionally, under regulations from the Office of Thrift Supervision, North Georgia must maintain a minimum ratio of tangible capital (as defined) to tangible assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996 the most recent notification from the various regulators categorized the Company and the bank subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the bank subsidiaries must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Company's actual capital amounts and ratios are also presented in the table below.

CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued


(18) Regulatory Matters, continued

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                               For Capital            Prompt Corrective
                                                              Actual             Adequacy Purposes         Action Provisions
                                                              ------             -----------------         -----------------
                                                       Amount   Ratio            Amount       Ratio          Amount       Ratio
                                                       ------   -----            ------       -----          ------       -----
                                                                                (Dollars in thousands)
     As of December 31, 1996
     Total Capital (to Risk Weighted Assets):
       Consolidated                                 $  24,923     16%     > or = 12,095  > or =   8%           N/A          N/A
        Milledgeville                               $  19,064     20%     > or =  7,805  > or =   8%  > or =  9,757  > 0r = 10%
        North Georgia                               $   5,810     12%     > or =  3,946  > or =   8%  > or =  4,933  > or = 10%
     Tier I Capital (to Risk Weighted Assets):
       Consolidated                                 $  23,005     15%     > or =  6,047  > or =   4%           N/A          N/A
        Milledgeville                               $  17,822     18%     > or =  3,903  > or =   4%  > or =  5,854  > or =  6%
        North Georgia                               $   5,187     11%     > or =  1,973  > or =   4%  > or =  2,960  > or =  6%
     Tier I Capital (to Average Assets):
       Consolidated                                 $  23,005     11%     > or =  8,673  > or =   4%           N/A          N/A
        Milledgeville                               $  17,822     12%     > or =  6,004  > or =   4%  > or =  7,505  > or =  5%
     Tangible Capital (to Tangible Assets) -
        North Georgia                               $   5,187      7%     > or =  1,070  > or = 1.5%           N/A          N/A

     As of December 31, 1995
     Total Capital (to Risk Weighted Assets):
      Consolidated                                  $  24,183     18%     > or = 10,514  > or =   8%           N/A          N/A
       Milledgeville                                $  17,793     19%     > or =  7,617  > or =   8%  > or =  9,521  > or = 10%
       North Georgia                                $   5,056     14%     > or =  2,916  > or =   8%  > or =  3,645  > or = 10%
     Tier I Capital (to Risk Weighted Assets):
      Consolidated                                  $  22,540     17%     > or =  5,257  > or =   4%           N/A          N/A
       Milledgeville                                $  16,603     17%     > or =  3,808  > or =   4%  > or =  5,713  > or =  6%
       North Georgia                                $   4,600     13%     > or =  1,458  > or =   4%  > or =  2,187  > or =  6%
     Tier I Capital (to Average Assets):
      Consolidated                                  $  22,540     11%     > or =  8,014  > or =   4%           N/A          N/A
       Milledgeville                                $  16,603     11%     > or =  6,127  > or =   4%  > or =  7,658  > or =  5%
       North Georgia                                $   4,600      9%     > or =  2,007  > or =   4%  > or =  2,508  > or =  5%

(19) Proposed Merger
     On February 3, 1997, the Company executed a definitive agreement of reorganization and plan of merger with First Alliance/Premier Bancshares, Inc. ("Premier"), a Marietta, Georgia-based bank holding company. This transaction will be subject to regulatory and shareholder approval. Premier will be the surviving corporation. In the transaction each of the Company's outstanding common shares will be converted into one share of Premier common stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the Company's two most recent fiscal years, the Companys did not change accountants and had no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.


                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Pursuant to Instruction 3 to paragraph (b) of Item 401 of
Regulation S-K, information relating to the executive officers of the Company is included in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

   The Company did not pay any remuneration to its executive officers during the year ended December 31, 1996, other than directors' fees to the executive officer who served on the Board of Directors of the Company. The following table sets forth the annual and other compensation paid by the Company, Milledgeville and North Georgia to Robert C. Oliver, President and Chief Executive Officer of the Company, the only executive officer of the Company who was paid $100,000 or more during 1996.

                                                      Summary Compensation Table

                                                                                                    Long-Term
                                                           Annual Compensation                     Compensation
                                                     ------------------------------------------    ------------
                                                                                                      Awards
                                                                                                   ------------
                                                                                                     Securities
                                                                                                   ------------
                                                                                                    Underlying
                                                                                                   ------------
                                                                                                   Options/SARs        All Other
Name and Principal                                                                                 ------------        ---------
Positions During 1996                                Year     Salary(1)     Bonus     Other       (No. of Shares)    Compensation(3)
---------------------                                ----     ---------     -----     -----       ---------------    ---------------
 Robert C. Oliver                                    1996     $151,100    $43,875     $---2)            ---            $6,179
 President, Chief Executive Officer and              1995      143,100     35,351     ---(2)            ---             5,738
 Director of the Company; President,                 1994      135,100     30,000     ---(2)            ---             2,700
 Chief Executive Officer and Director of
 Milledgeville; Director of North Georgia
___________________________

(1) Includes amounts received as directors' fees for Milledgeville, North Georgia and the Company, as applicable.
     Directors' fees for the Company were suspended in 1993 and reinstated in May of 1994.
(2)  Perquisites do not meet the Securities and Exchange
     Commission threshold for disclosure.
(3) All other compensation for Mr. Oliver is equal to the amount paid by the Company to match Mr. Oliver's contributions to the Company's profit-sharing plan.

     Members of the Board currently receive $600 each month for their services as directors] The Company has never granted restricted stock, stock appreciation rights or similar awards to any of its present or past executive officers, except for the grant of stock options under the Central and Southern Holding Company Key Individual Stock Option Plan (the "Plan").

    Option Grants. Mr. Oliver was not granted any options during the 1996 fiscal year.


     Option Fiscal Year-End Values. Shown below is information with respect to unexercised options to purchase the Company's Common Stock granted under the Plan to Mr.
Oliver and held by him at December 31, 1996

                              Fiscal Year-End Option Values

                                No. of Securities Underlying         Value of Unexercised
                                ----------------------------         --------------------
                                   Unexercised Options               In-the-Money Options
                                   -------------------               --------------------
                                 Held at December 31, 1996         at December 31, 1996(1)
                                 -------------------------         -----------------------
               Name           Exercisable       Unexercisable     Exercisable     Unexercisable
               ----           -----------       -------------     -----------     -------------
Robert C. Oliver                   50,000            ---             $375,000          $---

(1)  Based on the closing sale price of $11.75 of the Common
     Stock on The NASDAQ National Market at December 31, 1996 (the last day during 1996 on which any shares of the Common Stock were traded), less the aggregate exercise price of the option.


     Pension Plan. Effective April 15, 1994, the Company's defined benefit pension plan (the "Pension Plan") was amended to freeze future benefit accruals. As a result, after such date, an employee's benefit accruals under the Pension Plan do not increase. The Company terminated the Pension Plan effective February 1, 1997. Following receipt of all necessary government approvals, the Company will distribute benefits to the participants.

     The following table shows the estimated annual pension benefit payable to participating employees, including officers, under the Company's defined benefit pension plan (the "Pension Plan"), in the earnings and years of service categories indicated. Such annual pension benefits are calculated based on a straight life annuity basis commencing at age 65 and reflect an offset for social security benefits. The benefits shown are subject to statutory limitations that may require an employee's benefit to be reduced.

               RETIREMENT PLAN OF CENTRAL AND SOUTHERN HOLDING COMPANY
                                 BENEFIT ILLUSTRATION

                                       Years of Service
           -------------------------------------------------------------------
Average                                                          35 or more
Earnings     15 Years     20 Years     25 Years     30 Years       Years
--------     --------     --------     --------     --------       -----
$ 25,000      $ 4,365      $ 5,820      $ 7,275      $ 8,730        $10,185
$ 50,000       10,914       14,552       18,190       21,828         25,466
$ 75,000       17,717       23,622       29,528       35,433         41,339
$100,000       24,519       32,692       40,865       49,038         57,211
$125,000       31,322       41,762       52,203       62,643         73,084
$150,000       38,124       50,832       63,540       76,248         88,956
$175,000       38,124       50,832       63,540       76,248         88,956
$200,000       38,124       50,832       63,540       76,248         88,956
$225,000       38,124       50,832       63,540       76,248         88,956
$250,000       38,124       50,832       63,540       76,248         88,956
$275,000       38,124       50,832       63,540       76,248         88,956
$300,000       38,124       50,832       63,540       76,248         88,956
$325,000       38,124       50,832       63,540       76,248         88,956


     Annual pension benefits are based upon the employee's years of service and final average annual earnings, with an offset for social security benefits, all determined as of April 15, 1994, and an assumed retirement date of January 1, 1996. "Annual Earnings" include regular basic compensation paid to an employee for services during a calendar year (including all pre-tax employee contributions made to the company's profit-sharing plan), but exclude bonuses, overtime, commissions or any other remuneration of any kind. "Final Average Annual Earnings" means the average annual earnings of the employee during the 60 completed calendar months (or completed calendar months of employment if less than 60) immediately preceding the earliest of the employee's retirement, termination of employment or death, whichever is applicable. Prior to 1993, Mr. Oliver did not participate in the Pension Plan; therefore, he has less than four years of credited service for purpose of determining benefits payable under the Pension Plan.

     Termination of Employment and Change in Control Arrangement. On August 31, 1993, the Company and Mr. Oliver entered into an Agreement (the "Agreement") which provides that Mr. Oliver shall be paid a lump sum cash payment equal to his previous year's salary, subject to certain limitations, in the event of his voluntary or involuntary termination, as defined in the Agreement, following or immediately preceding a change in control of the Company, as defined in the Agreement. The Agreement provides for a rolling term, such that each day the term renews for a two-year period unless and until the Company provides notice that the term of the Agreement shall cease to renew. At such time, the term of the Agreement shall become two years from the date of such notice.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors of the Company set the compensation of Mr. Oliver for the 1996 fiscal year. The compensation for Mr. Oliver and the Company's other executive officer for the 1996 fiscal year was set by Mr. Oliver and reviewed by the compensation committee and the entire Board. Mr. Oliver did not participate in any decisions regarding his own compensation as an executive officer.

     George S. Carpenter, Jr., a director of the Company, is an attorney in Milledgeville, Georgia who, from time to time, handles various legal matters for Milledgeville

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table sets forth as of January 1, 1997, beneficial ownership of the Common Stock by each "person" (as that term is defined by the Securities and Exchange Commission) known by the Company to be the beneficial owner of more than five percent (5%) of the Company's voting securities, by each director of the Company, and by all directors and executive officers of the Company as a group.

                                                              Number of Shares      Percent
Name and address of Beneficial Owner                         Owned Beneficially     of Class
------------------------------------                         ------------------     --------
Jerry M. McRee                                                    323,025           8.84%(1)
1690 Cardinal Road
Milledgeville, GA  31061

Robert C. Oliver                                                   76,890           2.07%(2)

Albert F. Gandy                                                    70,841           1.91%

George S. Carpenter, Jr.                                           20,484             *  (3)

Alan V. Davis                                                       2,885             *

Donald N. Ellis                                                     6,655             *

John H. Ferguson                                                   94,999           2.56%(4)

Ralph A. Harrington                                               100,030           2.69%(5)

C. Steve McQuaig                                                   22,166             *  (6)

Gay H. Morgan                                                      19,085             *  (7)

Thomas E. Owen, Jr.                                                25,199             *  (8)

Michael E. Ricketson                                               48,975           1.32%(9)

All Directors and Executive Officers  as a Group (11 persons)     488,209          13.13%(10)
___________________
*    Less than one percent (1%).

(1)  Does not include 25,325 shares owned by Mr. McRee's wife, as to which shares he disclaims beneficial ownership.
     Pursuant to an Order of Prohibition From Further Participation (the "Order") issued by the Federal Deposit Insurance Corporation ("FDIC"), dated November 8, 1993, Mr. McRee is prohibited from voting or granting a proxy to vote the shares owned by him (323,025 shares) for directors, until the Order is terminated by the FDIC. The Order does not affect the 25,325 shares owned by Mr. McRee's wife.
(2)  Includes 21,533 shares owned through individual
     retirement accounts, and 1,257 shares held by Mr. Oliver in a custodial account for his children, as to which shares Mr. Oliver exercises voting power. Includes currently exercisable options to purchase 50,000 shares of the Common Stock granted to Mr. Oliver by the Board of Directors.
(3)  Includes 6,062 shares owned through an individual
     retirement account.  Does not include 1,687 shares owned by
     Mr. Carpenter's wife, as to which shares he disclaims
     beneficial ownership.
(4)  Includes 40,982 shares held by Dr. Ferguson as trustee
     for the Pension Plan and Trust of John H. Ferguson, D.D.S., P.C., and 21,792 shares held by Dr. Ferguson as trustee for the Profit Sharing Plan and Trust of John H. Ferguson, D.D.S.,
     P.C.   Does not include 2,872 shares held by Dr.. Ferguson's
     wife, as to which shares he disclaims beneficial ownership.
(5) Does not include 21,250 shares held by Mr. Harrington's wife, as to which shares he disclaims beneficial ownership.
(6) Includes 3,800 shares owned through an individual retirement account, 11,806 shares held by Dr. McQuaig's wife and children, and 1,000 shares owned jointly by a partnership to which he claims beneficial ownership.
(7) Includes 7,750 shares held by Mrs. Morgan as custodian for her children. Does not include 2,000 shares owned by Mrs. Morgan's husband, as to which shares she disclaims beneficial ownership.
(8) Includes 18,291 shares owned by Mr. Owen through an individual retirement account, and 6,908 shares which Mr. Owen and his wife own jointly and over which they share voting and investment power.
(9) Includes 15,860 shares owned by Mr. Ricketson through an individual retirement account, and 7,661 shares held by Mr. Ricketson in a custodial account for his children, as to which shares Mr. Ricketson exercises voting power. Includes currently exercisable options to purchase 14,168 shares of the Common Stock granted to Mr. Ricketson by the Board of Directors.
(10) Does not include 27,809 shares owned by spouses of directors, as to which such directors disclaim beneficial ownership. Includes currently exercisable options to purchase 64,168 shares of Common Stock that have been granted to executive officers.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Milledgeville and North Georgia have had, and expect to have in the future, banking transactions in the ordinary course of business with directors and officers of the Company and their associates, including corporations in which such officers or directors are shareholders, directors and/or officers, on the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Such transactions have not involved more than the normal risk of collectibility or presented other unfavorable features.

     George S. Carpenter, Jr., a director of the Company, is an attorney in Milledgeville, Georgia who, from time to time, handles various legal matters for Milledgeville.

                             PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a) The following documents are included in Item 8 to this
    Report:

     1.   Consolidated Financial Statements of Central and
          Southern Holding Company:

          Report of Independent Certified Public Accountants;

          Consolidated Balance Sheets as of December 31, 1996 and 1995;

          Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994;

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994;

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994;

          Notes to Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994.

     2.   Financial Statement Schedules:

          No Financial Statement Schedules are required to be filed as part of this Form 10-K.

     3.   Exhibits:

          The exhibits filed as a part of this Annual Report on Form 10-K are as follows:


Exhibit No.              Description of Exhibit
-----------              ----------------------

3.1 and 4.1         Articles of Incorporation of Central and
                    Southern Holding Company, as amended (included as Exhibit 3.1 and 4.1 to the Company's annual report on Form 10-K for the year ended December
                    31, 1993, previously filed with the Commission and incorporated herein by reference).

3.2 and 4.2         By-Laws of Central and Southern Holding
                    Company, as amended (included as Exhibit
                    3.2 to the Company's annual report on
                    Form 10-K for the year ended December 31, 1990, previously filed with the Commission and incorporated herein by reference).

10.1 Central and Southern Holding Company Key Employee Stock Option Plan, dated August 19, 1993 (included as Exhibit 4(a) to Amendment No. 1 to the
                    Company's Form S-8, Commission File No. 33-82518, previously filed with the Commission and incorporated herein by reference).*

10.2 Agreement, dated August 31, 1993 by and between Robert C. Oliver and Central and Southern Holding Company (included as Exhibit 10.7 to the Company's annual report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission and incorporated herein by reference).*


10.5 Amendment No. 4 to the Central and Southern Holding Company Retirement Plan, dated December 19,1996, by Central and Southern Holding Company.

10.6 Amendment No. 5. to the Retirement Pension Plan and Trust of Central and Southern Holding Company, dated December 19, 1996, by Central and Southern Holding Company.

10.7 Agreement and Plan of Reorganization by and between First Alliance/Premier Bancshares, Inc. and Central and Southern Holding Company, dated February 3, 1997.

21                  List of Subsidiaries of Central and Southern Holding
                    Company: The Central and Southern Bank of Georgia and The Central and Southern Bank of North Georgia

23 Consent of Porter Keadle Moore, LLP, successor to the practice of Evans, Porter, Bryan & Company.

27                  Financial Data Schedule.

_____________________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(b) The Company filed no current reports on Form 8-K during the fourth quarter of the 1996 fiscal year.


                          SIGNATURES


     Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CENTRAL AND SOUTHERN HOLDING COMPANY


Date: March __, 1997.         By:__________________________
                                 Robert C. Oliver, President



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

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below on the ___ day of March, 1997 by the following persons on behalf of the Company and in the capacities indicated.

                    Signature and Capacity
                    ----------------------

               ___________________
               Robert C. Oliver
               President and Director
               (Principal Executive Officer)



               ____________________
               Michael E. Ricketson
               Executive Vice President and Director
               (Chief Financial and Accounting Officer)



                      (Signatures continued on following Page)

                      (Signatures continued from preceding Page)





              _________________________________
              Albert F. Gandy
              Chairman of the Board of Directors


              _________________________________
              George S. Carpenter, Jr.
              Director


              _________________________________
              Alan Davis
              Director


              _________________________________
              Don Ellis
              Director


              _________________________________
              John Hopkins Ferguson
              Director


              _________________________________
              Ralph A. Harrington
              Director


              _________________________________
              C. Steve McQuaig
              Director


              _________________________________
              Gay H. Morgan
              Director


              _________________________________
              Thomas E. Owen, Jr.
              Director


                          SIGNATURES


     Pursuant to the requirements of Section 12(g) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    CENTRAL AND SOUTHERN HOLDING COMPANY
Date: March ___, 1997.        By:  /s/ Robert C. Oliver
                                 ----------------------
                                 Robert C. Oliver, President




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

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below on the ___ day of _______, 1997 by the following persons on behalf of the Company and in the capacities indicated.

                    Signature and Capacity
                    ----------------------


               /s/ Robert C. Oliver
               -------------------------
               Robert C. Oliver
               President and Director
               (Principal Executive Officer)


                /s/ Michael E. Ricketson
               --------------------------
               Michael E. Ricketson
               Executive Vice President and Director
               (Chief Financial and Accounting Officer)

                    (Signatures continued on following Page)



                (Signatures continued from preceding Page)





               /s/ Albert F. Gandy
               -------------------
               Albert F. Gandy
               Chairman of the Board of Directors


               /s/ George S. Carpenter, Jr.
               ----------------------------
               George S. Carpenter, Jr.
               Director


               /s/Alan Davis
               -------------
               Alan Davis
               Director


               /s/ Don Ellis
               -------------
               Don Ellis
               Director


               /s/ John Hopkins Ferguson
               -------------------------
               John Hopkins Ferguson
               Director


               /s/ Ralph A. Harrington
               -----------------------
               Ralph A. Harrington
               Director


               /s/ C. Steve McQuaig
               --------------------
               C. Steve McQuaig
               Director


               /s/ Gay H. Morgan
               -----------------
               Gay H. Morgan
               Director


               /s/ Thomas E. Owen, Jr.
               -----------------------
               Thomas E. Owen, Jr.
               Director




                    Exhibit Index
                    -------------

Exhibit No.               Description of Exhibit
--------------      ---------------------------------

   10.5 Amendment No. 4 to the Central and Southern Holding Company Retirement Plan, dated December 19, 1996.

   10.6 Amendment No. 5. to the Retirement Pension Plan and Trust of Central and Southern Holding Company, dated December 19, 1996.

   10.7 Agreement and Plan of Reorganization by and between First Alliance/Premier Bancshares, Inc. and Central and Southern Holding Company

   23               Consent of Porter Keadle Moore, LLP