Form 10-Q
period 1997-03-31
CENTRAL & SOUTHERN HOLDING CO/GA
filed 1997-05-13
CIK 815032

FORM 10 Q
                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                    Commission file number 0-15945

                 CENTRAL AND SOUTHERN HOLDING COMPANY
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Georgia							                                 58-1413533
------------------------------         --------------------------------
(State or other jurisdiction of	      	(IRS employer identification no.)
incorporation or organization)

  		150 West Greene St.
		  Milledgeville, Georgia			                       31061
--------------------------------------           ---------
(address of principal executive offices)		       (zip code)

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


                             Yes  X           No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class	             Outstanding at March 31, 1997
   --------------------------         -----------------------------
   Common stock, $1 par value                    3,653,523



          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES

                                FORM 10-Q

                            TABLE OF CONTENTS





Part I.								                                               Page

Item 1.  Consolidated condensed financial statements............3
Item 2.  Management's discussion and analysis of financial
         condition and results of operation.....................7

Part II.

Item 1.  Legal proceedings.....................................11
Item 2.  Changes in securities.................................11
Item 3.  Defaults upon senior securities.......................11
Item 4.  Submission of matters to a vote of security holders...11
Item 5.  Other information.....................................11
Item 6.  Exhibits and reports on Form 8-K  ....................11


          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
          -----------------------------------------------------
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  -------------------------------------

                               (unaudited)

Assets                                                         March 31, 1997       December 31, 1996
                                                                   (dollar amounts in thousands)

   Cash and due from banks                                           $9,501               $7,907
   Federal funds sold                                                12,396               21,216
   Interest-bearing deposits with other banks                             0                1,250
   Securities available for sale approximate
    amortized cost of $67,404 and $64,156 at
    March 31, 1997 and December 31, 1996                             67,344               64,578

   Loans                                                            137,997              126,506
   Less: Unearned income                                               (48)                 (73)
         Allowance for loan losses                                  (4,169)              (4,164)
                                                                    -------              -------
         Net loans                                                  133,780              122,269

   Premises and equipment                                             5,926                5,930
   Other assets                                                       3,436                2,636
                                                                      -----                -----
         Total assets                                              $232,383             $225,786
                                                                   ========             ========

Liabilities and Shareholders' Equity

Liabilities:

   Deposits:
        Noninterest-bearing                                         $18,974              $18,088
        Interest-bearing                                            181,179              177,077
                                                                    -------              -------
           Total deposits                                           200,153              195,165
   Short Term Borrowings                                              5,917                5,021
   Other liabilities                                                  2,254                1,695
                                                                      -----                -----
        Total liabilities                                           208,324              201,881
                                                                    -------              -------

Shareholders' Equity:
   Preferred stock, 2,000,000 shares authorized, none
     issued                                                             ---                  ---
   Common stock, $1 par value; authorized
     10,000,000 shares; issued
      3,777,017 shares                                                3,777                3,777
   Additional paid in capital                                         6,492                6,492
   Unrealized gain (loss) on investment securities,
     net of tax                                                        (43)                  278
   Retained earnings                                                 14,966               14,491
   Treasury stock, at cost (123,494 and 123,494 shares)             (1,133)              (1,133)
                                                                    -------              -------
       Total shareholders' equity                                    24,059               23,905
                                                                     ------               ------
       Total liabilities and shareholders' equity                  $232,383             $225,786
                                                                   ========             ========

See notes to consolidated financial statements.


          CENTRAL AND SOUTHERN HOLDING COMPANY AND SUBSIDIARIES
          -----------------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               ---------------------------------------------
                               (unaudited)
                               -----------
                                                                              Three Months Ended March 31
                                                                              ---------------------------
                                                                (dollar amounts in thousands except per share data)
                                                                ---------------------------------------------------

                                                                             1997                 1996
                                                                             ----                 ----
Interest Income

     Loans, including fees                                                  $3,250               $2,962
     Investment securities:
             Tax-exempt                                                        140                  151
             Taxable                                                           919                  876
     Federal funds sold                                                        221                  250
                                                                               ---                  ---
             Total interest income                                           4,530                4,239
                                                                             -----                -----
Interest Expense:
     Deposits                                                                2,214                2,163
     Other borrowings                                                           65                   20
                                                                             -----                -----
             Total interest expense                                          2,279                2,183
                                                                             -----                -----
             Net interest income                                             2,251                2,056
Provision for loan losses                                                     (205)                (300)
                                                                             ------               ------
Net interest income after provision for loan losses                          2,456                2,356
                                                                             -----                -----
Noninterest Income:
     Service charges on deposit accounts                                       199                  168
     Gain (loss) on sale of securities                                         (10)                  --
     Other noninterest income                                                  116                  103
                                                                             -----                -----
             Total noninterest income                                          305                  271
                                                                             -----                -----
Noninterest Expense:
     Salaries and employee benefits                                            958                  912
     Net occupancy and equipment expense                                       272                  200
     Other noninterest expense                                                 559                  501
                                                                             -----                -----
             Total noninterest expense                                       1,789                1,613
                                                                             -----                -----
             Earnings before income taxes                                      972                1,014
Income taxes                                                                   259                  272
                                                                             -----                -----
             Net earnings                                                     $713                 $742
                                                                             =====                =====
Per Share Information:
     Net Earnings                                                            $0.20                $0.20
     Weighted average shares outstanding                                 3,653,523            3,683,957

                  See notes to consolidated financial statements.



               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 1997 and 1996
                                 (unaudited)

                                                                          1997               1996
                                                                          ----               ----
                                                                      (dollar amounts in thousands)
Cash flows from operating activities:
  Net earnings                                                            $713               $742
     Adjustments to reconcile net earnings to net cash provided by operating activities:
     Provision for loan losses                                            (205)              (300)
     Depreciation expense                                                  113                101
     Amortization and accretion, net                                        10                 21
     Loss (gain) on sale of securities                                       9                ---
     Changes in assets and liabilites:
        (Increase) decrease in other assets                               (813)                97
        Increase (decrease) in other liabilities                           724               (635)
                                                                          -----              -----
        Net cash provided by operating activities                          551                 26
                                                                          -----              -----
Cash flows from investing activities:
  Decrease  in interest earning deposits                                 1,250              2,000
  Proceeds from maturities and pay-downs of investment securities        5,500              4,054
  Proceeds from sales of investment securites available for sale         1,496                 --
  Purchases of investment securities                                   (10,252)            (7,737)
  Net decrease (increase) in loans                                     (11,307)               787
  Additions to premises and equipment                                     (110)            (1,199)
                                                                       --------            -------
        Net cash used in investing activities                          (13,423)            (2,095)
                                                                       --------            -------
Cash flows from financing activities:
  Net increase in deposits                                               4,988                479
  Net increase (decrease)in short term borrowings                          896               (250)
  Cash dividends paid                                                     (238)              (187)
  Purchase of treasury stock                                                --               (436)
                                                                        -------            -------
        Net cash provided by(used in)financing activities                5,646               (394)
                                                                        -------            -------
        Net decrease in cash and cash equivalents                       (7,226)            (2,463)
Cash and cash equivalents at beginning of period                        29,123             25,251
                                                                        -------            -------
Cash and cash equivalents at end of period                             $21,897            $22,788
                                                                       ========           ========
Supplemental disclosures of cash flow information:
  Cash paid during the period:
        Interest                                                         2,235              2,167
        Income taxes                                                        --                150

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

During 1997, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128).
SFAS 128 supersedes APB Opinion 15. SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. On adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement should have no effect on the present EPS calculation.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS

Financial Condition

At the end of the first quarter 1997, total assets had increased $6,597,000 from December 31, 1996. Total loans, increased $11,491,000 from December 31, 1996. The loan increase is attributable to increased demand for loans in the markets the Company serves. Balance sheet growth is being enhanced by the Company's expansion program. The Company branched into Barrow County, Georgia during the second quarter of 1996 and the Barrow County operation has been a major contributor to the overall growth of the balance sheet. Another branch was opened in November 1996 in Hall County, Georgia, to capitalize on this high growth area of the state. The Central and Southern Bank of North Georgia, formerly The Central and Southern Bank of Greensboro, became a federally chartered savings bank on April 1, 1996. The primary reason for conversion to a saving bank was to take advantage of branching capabilities under the savings charter which are not as restrictive as branching commercial banks in the State of Georgia. The branching will allow the Company to expand into growth markets within the state.

Total liabilities increased $6,443,000 from year-end 1996. Noninterest-bearing deposits were up $886,000 by the end of the quarter due in part to the cyclical nature of these deposits. Interest-bearing deposits were up $4,102,000 due to the new markets being opened by the Company.

The Company paid a $.065 dividend on its common stock on March 31, 1997. The financial strength of the Company continues to improve along with the ability to pay, and possibly increase, the dividend payout.

Results of Operations

For the three-month period ended March 31, the Company recorded net income of $713,000 as compared to $742,000 for the same period in 1996. This net decrease is due primarily to the following:
	  Net interest income increased $195,000.
	  Negative provision for loan losses decreased $95,000.
	  Total noninterest income increased $34,000.
	  Total noninterest expense increased $177,000.
	  The reasons for these changes are discussed below.


Net Interest Income
-------------------
Net interest income increased moderately in comparing the three month periods. However, average earning assets increased approximately $16 million and average interest-bearing liabilities increased approximately $15 million. Yields on earning assets declined by eleven (11) basis points and costs of interest-bearing liabilities decreased by twenty three (23) basis points. The net interest margin increased from the comparable period to 4.37% from 4.29%.


Provision for Loan Losses
-------------------------
The Company recorded a negative provision of $205,000 for the first quarter 1997. The Company had net recoveries during the quarter of $209,000 from prior period charge offs, the majority of recoveries being sales finance loans. Management anticipates the net recovery trend will continue due to the anticipated decline in charge offs and continued recoveries of prior period charge offs. Management will monitor and adjust the level of the allowance for loan losses in relation to this net recovery stream, as well as the overall level of the allowance for loan losses to loans outstanding.

ASSET QUALITY (in thousands)          3/31/97     12/31/96     Change     Percent

Loans past due 90 days of more            $77           $0         77         N/A
Nonaccrual loans                          378          201        177       88.1%
                                          ---          ---        ---
   Total nonperforming loans              455          201        254      126.4%

Other real estate owned                   307          346        (39)     -11.3%
                                          ---          ---        ----     ------
   Total nonperforming assets            $762         $547        215       39.3%
                                         ====         ====        ===
Nonperforming loans/Total loans         0.33%        0.16%

Nonperforming assets/Total assets       0.33%        0.24%


Nonperforming Assets
--------------------
The table above illustrates the changes in the level of nonperforming from year end 1996. The level of nonperforming assets has increased but remain less than .50%. Management anticipates the levels of nonperforming loans and assets to remain at relatively low levels.

Noninterest Income
------------------
The Company's main source of noninterest income is service charges on deposit accounts which are up slightly in comparison to last year due to increased numbers of accounts.


Noninterest Expense
-------------------
Salaries and occupancy expense are up due to the Company's hiring of additional personnel required to open two new branches of a subsidiary bank during 1996. Other noninterest expenses are up for the three-month period due to the overall increasing size of the operations of the Company. Management expects to see some slight improvement in the noninterest expenses of the Company as the costs associated with opening new markets is overcome by loan and deposit growth.


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



GAP ANALYSIS (cumulative)

                                                         Regulatory Defined
                                          3-month          6-month          1-year
                                                       (dollars in thousands)
                                          ----------------------------------------

Rate Sensitive Assets (RSA)                74,409           91,499         119,473
Rate Sensitive Liabilities(RSL)            94,942          115,710         146,838
                                           ------          -------         -------
   RSA minus RSL (Gap)                    (20,533)         (24,211)        (27,365)
                                          ========         ========        ========
   Gap Ratio (RSA/RSL)                       .78              .79             .81

                                                           Management Defined
                                           3-month          6-month         1-year
                                                        (dollars in thousands)
                                           ---------------------------------------

Rate Sensitive Assets (RSA)                 77,671           98,023        129,258
Rate Sensitive Liabilities(RSL)             72,310           97,605        133,259
                                            ------           ------        -------
   RSA minus RSL (Gap)                       5,361              418         (4,001)
                                            ======           ======        =======
   Gap Ratio (RSA/RSL)                        1.07             1.00            .97

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

The investment portfolio is one of the Company's primary sources of liquidity. Maturities of securities provide a constant flow of funds which are available for cash needs. Investment securities that contractually mature within one year total $9.8 million. However, mortgage-backed securities and securities with call provisions create cash flows earlier than the contractual maturities. Estimates of prepayments on mortgage backs and call provisions on other securities increase the forecasted cash flow from the investment portfolio within one year to approximately $13.0 million. Maturities in the loan portfolio also provide a steady flow of funds. The Company's liquidity also continues to be enhanced by a relatively stable core deposit base. At March 31, 1997, the loan-to-deposit ratio was 68%.

SHAREHOLDERS' EQUITY

The Company maintains a ratio of shareholders' equity to total assets that is adequate relative to industry standards. The Company's ratio of shareholders' equity to total assets was 10.35% at March 31, 1997, compared to 10.59% at December 31, 1996.

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

Capital Levels

                                   Milledgeville     North Georgia     Consolidated

Tier 1 Capital Leverage Ratio          11.53%             6.74%             10.18%

Tier 1 Risk-based Capital Ratio        18.48%             9.04%             15.23%
Tier 2 Risk-based Capital Ratio         1.25%             1.25%              1.25%
                                       ------             -----             ------
Total Risk-based Capital Ratio         19.73%            10.29%             16.48%
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



CENTRAL AND SOUTHERN HOLDING COMPANY
------------------------------------
Registrant



Date                                    Robert C. Oliver
    ----------------                    ----------------
							                                 Robert C. Oliver
							                                 President & Chief Executive Officer


Date                            		      Michael E. Ricketson
    ----------------                    --------------------
                                 							Michael E. Ricketson
							                                 Chief Accounting Officer


19

12